Form 10QSB
period 1996-06-30
JOACHIM BANCORP INC
filed 1996-08-06
CIK 1000449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                         WASHINGTON, D. C. 20549

                              FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996

                                   OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission File No.   0-27154

                           JOACHIM BANCORP, INC.
           (Exact name of registrant as specified in its charter)


  Missouri                               43-1721475
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

De Soto Plaza, De Soto, Missouri                 63020
(Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code (314) 586-8821

Not applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] . No [ ] .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding July 23, 1996
Common Stock, par value $.01 per share         760,437 Shares

JOACHIM BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 1996
INDEX

                                                          PAGE NO.

PART I - Financial Information (Unaudited)

   Consolidated Balance Sheets . . . . . . . . . . . . .       1

   Consolidated Statements of Earnings . . . . . . . . .       2

   Consolidated Statements of Cash Flows . . . . . . . .       3

   Notes to Consolidated Financial Statements. . . . . .       4

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations . . . .       5


PART II - Other Information  . . . . . . . . . . . . . .       8

JOACHIM BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                    June 30,        March 31,
                                                      1996            1996
                                                    --------        ---------
ASSETS
Cash and cash equivalents                        $ 4,304,852        5,384,802
Certificates of deposit                            2,550,891        1,300,242
Securities held to maturity, at amortized cost
 (market value of $4,979,733 and $5,266,825,
 respectively)                                     5,047,770        5,298,854
Stock in Federal Home Loan Bank of Des Moines        288,500          288,500
Mortgage-backed and related securities held to
 maturity, at amortized cost (market value of
 $857,651 and $861,705, respectively)                870,742          873,599
Loans receivable, net                             22,789,697       22,932,379
Premises and equipment, net                          358,847          365,101
Accrued interest receivable:
  Securities and certificates of deposit             122,459          120,420
  Mortgage-backed securities                           4,834            4,850
  Loans receivable                                   124,402          126,240
Other assets, including prepaid income taxes
 of $34,580 at March 31, 1996                         29,154           84,364
                                                    --------        ---------
Total assets                                    $ 36,492,148       36,779,351

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $ 25,242,566       25,644,434
Accrued interest on deposits                          23,820           26,644
Advances from borrowers for taxes and insurance      192,775          128,166
Other liabilities                                     67,656           80,762
Income taxes payable                                 173,333          148,000
                                                    --------        ---------
Total liabilities                                 25,700,150       26,028,006
Commitments and contingencies
Preferred stock, $.01 par value; 1,000,000 shares
 authorized; none issued and outstanding                  --               --
Common stock, $.01 par value; 5,000,000 shares
 authorized;760,437 shares issued and outstanding      7,604            7,604
Additional paid-in capital                         7,083,481        7,077,876
Common stock acquired by ESOP                       (515,707)        (538,130)
Retained earnings - substantially restricted       4,216,620        4,203,995
                                                    --------        ---------
Total stockholders' equity                        10,791,998       10,751,345
                                                    --------        ---------
Total liabilities and stockholders' equity      $ 36,492,148       36,779,351

See accompanying notes to consolidated financial statements.

JOACHIM BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                            1996       1995
                                                           ------     ------
Interest income:
Loans receivable                                        $ 468,224    453,435
Mortgage-backed and related securities                     14,126      2,466
Securities                                                 74,269     37,465
Other interest-earning assets                              84,454     56,511
                                                           ------     ------
Total interest income                                     641,073    549,877
Interest expense on deposits                              274,783    275,394
                                                           ------     ------
Net interest income                                       366,290    274,483
Provision for loan losses                                   1,500      3,500
                                                           ------     ------
Net interest income after provisionfor loan losses        364,790    270,983
Noninterest income:
Loan service charges                                        9,784      5,222
NOW service charges                                         6,689      5,487
Rental income (expense) from foreclosed real estate            --     (2,768)
Gain on investment in data center                          12,668         --
Other                                                       1,276      1,501
                                                           ------     ------
Total noninterest income                                   30,417      9,442
Noninterest expense:
Compensation and benefits                                 157,433    130,468
Occupancy expense4,4075,416
Equipment and data processing expense                      20,341     19,183
Loss (gain) on foreclosed real estate, net                     --     (3,321)
SAIF deposit insurance premium                             14,485     14,372
Professional services                                      14,764      9,760
Other                                                      26,564     19,793
                                                           ------     ------
Total noninterest expense                                 237,994    195,671
Earnings before income taxes                              157,213     84,754
Income taxes                                               56,260     28,500
                                                           ------     ------
Net earnings                                            $ 100,953     56,254

Net earnings per common share                                $.14         --

Weighted-average shares outstanding                       707,745         --

Dividends per share                                         $.125         --

See accompanying notes to consolidated financial statements.

JOACHIM BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Three Months Ended
                                                                June 30,
                                                            1996        1995
                                                           ------      ------
Cash flows from operating activities:
Net earnings                                            $ 100,953      56,254
Adjustments to reconcile net earnings to net cash
 provided by (used for) operating activities:
Depreciation                                                8,376       7,591
ESOP expense                                               28,028          --
Amortization of premiums, net on securities and
 mortgage-backed securities                                 1,476       2,101
Provision for loan losses                                   1,500       3,500
Loss (gain) on foreclosed real estate, net                     --      (3,321)
Decrease (increase) in:
Accrued interest receivable                                  (185)      8,178
Other assets                                               55,210      34,064
Increase (decrease) in:
Accrued interest on deposits                               (2,824)      5,624
Other liabilities                                         (13,106)    (22,029)
Income taxes payable                                       25,333      (5,000)
Other, net                                                   (649)         --
                                                           ------      ------
Net cash provided by (used for) operating activities      204,112      86,962
Cash flows from investing activities:
Loans receivable:
Originated                                             (1,423,016) (1,077,736)
Purchased                                                      --          --
Principal collections                                   1,564,198   1,106,200
Principal collections on mortgage-backed securities
 held to maturity                                           2,465       2,545
Securities held to maturity:
Purchased                                                      --          --
Proceeds from maturity                                    250,000          --
Certificates of deposit:
Purchased                                              (1,750,000)   (500,000)
Proceeds from maturity                                    500,000     500,000
Proceeds from sale of foreclosed real estate, net              --      (5,089)
Purchases of premises and equipment                        (2,122)     (4,902)
                                                           ------      ------
Net cash provided by (used for) investing activities     (858,475)     21,018
Cash flows from financing activities:
Net increase (decrease) in:
Deposits                                                 (401,868)    605,019
Advances from borrowers for taxes and insurance            64,609      60,431
Cash dividends                                            (88,328)         --
                                                           ------      ------
Net cash provided by (used for) financing activities     (425,587)    665,450
Net increase (decrease) in cash and cash equivalents   (1,079,950)    773,430
Cash and cash equivalents at beginning of period        5,384,802   2,978,861
                                                           ------      ------
Cash and cash equivalents at end of period             $4,304,852   3,752,291
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest on deposits                                   $  277,607     269,770
Federal income taxes                                           --          --
State income taxes                                             --          --
Real estate acquired in settlement of loans                    --          --

See accompanying notes to consolidated financial statements.

JOACHIM BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 1996 contained in the Annual Report to stockholders and as an exhibit filed with Form 10- KSB.

(2) Proposals recently have been introduced in the U.S. Congress which, if adopted, would overhaul the savings association industry. The most significant of these proposals would recapitalized the SAIF through a one-time special assessment of approximately 85 basis points on the amount of deposits held by the institution. Should the Association be required to pay such special assessment, the Association's capital will be reduced by approximately $142,000, based on deposits of $25.3 million at June 30, 1996 and a tax rate of 34%. In the event the assessment is not deductible for tax purposes, capital would be reduced by approximately $215,000. Management cannot predict whether the special assessment proposal will be enacted, or, if enacted, the amount of any one-time fee or the date to be used for determining deposits on which the assessment will be based.

(3) On July 17, 1996, the stockholders of Joachim Bancorp, Inc. ratified the 1996 Stock Option Plan. Of the 76,044 shares reserved for issuance under the Stock Option Plan, 60,839 shares were awarded in July, 1996, and the remainder are available for future awards. The stock options were awarded at $12.3125 per share which was equal to the average selling price of the Company's common stock on the NASDAQ exchange on the day prior to the date of grant.

 On July 17, 1996, the stockholders ratified the 1996 Management Recognition and Development Plan (MRDP). All 30,417 shares under the MRDP were awarded in July, 1996 to directors, executive officers and employees.

JOACHIM BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On December 27, 1995, Joachim Federal Savings and Loan Association (Association) converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Missouri holding company, Joachim Bancorp, Inc. (Company).

The Company has no significant assets other than common stock of the Association, the loan to the ESOP and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Association. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Association and its operations.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Association has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the need for additional funds be required.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Association's liquidity ratio was approximately 33% at June 30, 1996.

The savings and loan industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. Since the early 1980's, the Association has originated primarily adjustable-rate mortgage loans in order to reduce interest-rate risk exposure.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that the Association maintain core capital equal to 3% of adjusted total assets and maintain tangible capital equal to 1.5% of adjusted total assets. The Association must maintain an 8% risk-based capital.

The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at June 30, 1996:

                                              Unaudited Regulatory Capital
                                            Tangible      Core     Risk-Based
                                            --------    --------   ----------
Stockholders' equity per consolidated
financial statements                    $ 10,791,998  10,791,998   10,791,998
Stockholders' equity of Joachim Bancorp,
 Inc.not available for regulatory capital
 purposes                                 (3,407,191) (3,407,191)  (3,407,191)
                                            --------    --------   ----------
GAAP capital                               7,384,807   7,384,807    7,384,807
General valuation allowances                      --          --       73,500
                                            --------    --------   ----------
Regulatory capital                         7,384,807   7,384,807    7,458,307
Regulatory capital requirement              (504,072) (1,008,144)  (1,311,680)
                                            --------    --------   ----------
Regulatory capital - excess              $ 6,880,735   6,376,663    6,146,627

Regulatory capital ratio                      21.98%      21.98%       45.49%
Regulatory capital requirement                (1.50)      (3.00)       (8.00)
                                            --------    --------   ----------
Regulatory capital ratio - excess             20.48%      18.98%       37.49%

Commitments to originate adjustable-rate and fixed-rate mortgage loans at June 30, 1996 were approximately $23,000 and $86,000, respectively.

FINANCIAL CONDITION
Cash and cash equivalents and principal collections on loans were used to purchase certificates of deposit and fund loan originations. The Company expects that cash and cash equivalents will be used in the near future to purchase short and intermediate-term securities in order to enhance interest income. Other assets decreased due to the timing of Federal income tax payments, the receipt of patronage dividends from the Association's data processor, and timing of payment of certain prepaid items. Advances by borrowers for taxes and insurance increased due to seasonal factors. Real estate taxes are paid on behalf of borrowers in December of each year. Other liabilities decreased due to the timing of payment of certain accrual items.

ASSET QUALITY
Loans are generally placed on a nonaccrual status when contractually delinquent more than ninety days. Nonaccrual loans amounted to $107,000, or
 .47% of net loans receivable, at June 30, 1996.

                           RESULTS OF OPERATIONS

NET EARNINGS
Net earnings increased from $56,000 for the three months ended June 30, 1995 to $101,000 for the three months ended June 30, 1996. The increase was due to higher net interest income, higher noninterest income, offset by higher noninterest expense and higher income taxes.

NET INTEREST INCOME
Net interest income increased from $274,000 for the three months ended June 30, 1995 to $366,000 for the three months ended June 30, 1996. The increase in net interest income was due to a higher ratio of average interest-earning assets to average interest-bearing liabilities which more than offset the effect of a declining interest rate spread. The ratio of interest-earning assets to interest-bearing liabilities increased due primarily to proceeds from sale of common stock. Interest on loans receivable increased due to a slightly higher average balance. During February and March, 1996, the Association purchased $1.4 million of loan participating interests from an institution in Fulton, Missouri.

Interest on mortgage-backed and related securities, interest on securities and interest on other interest- earning assets increased as a result of investment of proceeds from sale of common stock. Management expects to reinvest a portion of cash equivalents into loans, securities and mortgage- backed securities meeting the risk guidelines of the Association. Interest on deposits remained virtually unchanged as a slightly higher rate offset a slightly lower average balance.

PROVISION FOR LOAN LOSSES
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Association's provision for loan losses. As a result of this evaluation, the Association's provision for loan losses amounted to $1,500 for the three month period ended June 30, 1996, as compared to $3,500 for the three month period ended June 30, 1995.

NONINTEREST INCOME
Noninterest income increased from $9,000 for the three months ended June 30, 1995 to $30,000 for the three months ended June 30, 1996. During the three months ended June 30, 1996 the Association recognized income of $13,000 as a result of the sale of assets of the Association's data processing service bureau to its successor. In addition, the Association recognized prepayment penalty income of $4,500 on a participation loan.

NONINTEREST EXPENSE
Noninterest expense increased from $196,000 for the three months ended June 30, 1995 to $238,000 for the three months ended June 30, 1996. Compensation and benefits expense increased for the three months ended June 30, 1996 due to the implementation of the Association's ESOP plan. ESOP plan expense was $28,000 for the three months ended June 30, 1996 compared to none in the 1995 period. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock. Professional services and other noninterest expense increased due to costs incurred operating as a public company. These costs included legal expenses incurred with filing of the Company's annual report and attendance of annual meeting, printing costs of the annual report, and stock registrar expenses.

INCOME TAXES
Income taxes fluctuated due to the level of earnings before income taxes.

JOACHIM BANCORP, INC. AND SUBSIDIARY

PART II - Other Information


Item 1 - Legal Proceeding

There are no material legal proceedings to which the Holding Company or the Association is a party or of which any of their property is subject. From time to time, the Association is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits: none

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  JOACHIM BANCORP, INC.
                                                  ---------------------
                                                      (Registrant)


DATE: July 30, 1996                           BY: /s/Bernard R. Westhoff
                                                  ----------------------
                                                  Bernard R. Westhoff
                                                  President and Duly
                                                  Authorized Officer



                                              BY: /s/Lee Ellen Hogan
                                                  -------------------
                                                  Lee Ellen Hogan, Treasurer
                                                  and Chief Financial Officer