Form 10QSB
period 1996-12-31
JOACHIM BANCORP INC
filed 1997-02-13
CIK 1000449


                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               450 5TH STREET, N.W.
                                              WASHINGTON, D. C. 20549



                                                    FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                                        OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to                            Commission File No.   0-27154


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                      Class                                                           Outstanding January 31, 1997
Common Stock, par value $.01 per share                                                    760,437 Shares

                                       JOACHIM BANCORP, INC. AND SUBSIDIARY

                                                    FORM 10-QSB

                                      FOR THE QUARTER ENDED DECEMBER 31, 1996

                                                       INDEX

                                                                                         PAGE NO.

PART I - Financial Information (Unaudited)

    Consolidated Balance Sheets                                                              1

    Consolidated Statements of Earnings                                                      2

    Consolidated Statements of Cash Flows                                                    3

    Notes to Consolidated Financial Statements                                               4

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                         5


PART II - Other Information                                                                  9

                                              Consolidated Balance Sheets
                                                      (Unaudited)

                                                                                       December 31,      March 31,
      Assets                                                                              1996              1996
Cash and cash equivalents                                                         $       1,824,485         5,384,802
Certificates of deposit                                                                   2,552,231         1,300,242
Securities held to maturity, at amortized cost (market value of
      $4,777,997 and $5,266,825, respectively)                                            4,795,409         5,298,854
Stock in Federal Home Loan Bank of Des Moines                                               288,500           288,500
Mortgage-backed and related securities held to maturity, at amortized
   cost (market value of $847,125 and $861,705, respectively)                               853,869           873,599
Loans receivable, net                                                                    24,026,974        22,932,379
Premises and equipment, net                                                                 350,975           365,101
Foreclosed real estate held for sale, net                                                   100,816              -
Accrued interest receivable:
   Securities and certificates of deposit                                                   152,454           120,420
   Mortgage-backed and related securities                                                     4,734             4,850
   Loans receivable                                                                         131,283           126,240
Other assets, including prepaid income taxes of $3,888 and
   $34,580, respectively)                                                                    28,727            84,364
      Total assets                                                                $      35,110,457        36,779,351

   Liabilities and Stockholders' Equity

Deposits                                                                          $      24,064,009        25,644,434
Accrued interest on deposits                                                                 19,158            26,644
Advances from borrowers for taxes and insurance                                              47,495           128,166
Other liabilities                                                                           130,864            80,762
Deferred tax liability                                                                      148,000           148,000
      Total liabilities                                                                  24,409,526        26,028,006
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding                                                                 -                 -
Common stock, $.01 par value; 5,000,000 shares authorized;
   760,437 shares issued and outstanding                                                      7,604             7,604
Additional paid-in capital                                                                7,098,540         7,077,876
Common stock acquired by ESOP                                                              (470,863)         (538,130)
Retained earnings - substantially restricted                                              4,065,650         4,203,995
      Total stockholders' equity                                                         10,700,931        10,751,345
      Total liabilities and stockholders' equity                                  $      35,110,457        36,779,351

See accompanying notes to consolidated financial statements.

                                          Consolidated Statements of Earnings
                                                      (Unaudited)
                                                           Three Months Ended                Nine Months Ended
                                                                December 31,                   December 31,
                                                           1996            1995             1996            1995
Interest income:
   Loans receivable                                 $       480,070          459,212       1,417,960        1,368,787
   Mortgage-backed and related securities                    13,824            2,368          41,891            7,252
   Securities                                                70,463           44,509         217,558          123,270
   Other interest-earning assets                             65,877           90,670         230,375          208,648
      Total interest income                                 630,234          596,759       1,907,784        1,707,957
Interest expense - deposits                                 265,083          313,262         810,345          881,209
      Net interest income                                   365,151          283,497       1,097,439          826,748
Provision for loan losses                                     2,000            3,000           5,500           10,087
      Net interest income after provision
        for loan losses                                     363,151          280,497       1,091,939          816,661
Noninterest income:
   Loan service charges                                       5,198            5,374          19,736           15,878
   NOW service charges                                        4,944            5,884          17,030           17,387
   Rental income from foreclosed real estate, net              -              (2,472)           -              (8,307)
   Gain on investment in data center                           -                -             12,668             -
   Other                                                      1,756            1,491           4,329           18,796
      Total noninterest income                               11,898           10,277          53,763           43,754
Noninterest expense:
   Compensation and benefits                                180,093          144,025         532,275          409,854
   Occupancy expense                                          5,153            6,316          15,746           18,897
   Equipment and data processing expense                     17,780           20,234          57,283           58,636
   Loss (gain) on foreclosed real estate, net                  -               1,175            -              (2,204)
   SAIF deposit insurance premium                            14,503           15,005         210,839           44,005
   Professional fees                                         13,206            7,093          54,523           24,342
   Other                                                     27,520           27,979          87,072           69,798
      Total noninterest expense                             258,255          221,827         957,738          623,328
      Earnings before income taxes                          116,794           68,947         187,964          237,087
Income taxes                                                 40,325           22,900          61,325           79,500
      Net earnings                                  $        76,469           46,047         126,639          157,587

Net earnings per share                              $           .11             *                .18             *

Weighted-average shares outstanding                         714,507             *            716,734             *

Dividends per share                                 $          .125              .00            .375              .00

*  Not meaningful since the common stock was issued on December 27, 1995.

See accompanying notes to consolidated financial statements.

                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                               1996            1995
Cash flows from operating activities:
   Net earnings                                                                      $       126,639          157,587
   Adjustments to reconcile net earnings to net cash
      provided by (used for) operating activities:
        Depreciation                                                                          20,685           23,054
        Provision for loan losses                                                              5,500           10,087
        (Gain) loss on foreclosed real estate, net                                             -               (2,204)
        Amortization of premiums (discounts), net on securities                                3,445            5,048
        Interest credited to certificate of deposit                                           (1,989)           -
        ESOP expense                                                                          87,931            5,000
        MRP expense                                                                           51,105            -
        FHLB stock dividend                                                                    -               (5,700)
   Decrease (increase) in:
      Accrued interest receivable                                                            (36,961)         (75,860)
      Other assets                                                                            55,637           51,373
   Increase (decrease) in:
      Accrued interest on deposits                                                            (7,486)           4,459
      Other liabilities                                                                       (1,003)          54,003
      Accrued income taxes                                                                     -               12,194
           Net cash provided by (used for) operating activities                              303,503          239,041
Cash flows from investing activities:
   Loans:
      Originated                                                                          (3,572,775)      (3,382,918)
      Purchased                                                                           (1,337,688)           -
      Principal collections                                                                3,709,552        4,011,869
   Principal collections on mortgage-backed securities held to maturity                       19,730            7,764
   Securities held to maturity:
      Purchased                                                                                -             (500,000)
      Proceeds from maturity                                                                 500,000          490,907
   Certificates of deposit:
      Purchased                                                                           (2,500,000)      (2,000,000)
      Proceeds from maturity                                                               1,250,000          500,000
   Purchase of premises and equipment                                                         (6,559)          (6,328)
   Proceeds from sale of foreclosed real estate, net                                           -              (19,206)
           Net cash provided by (used for) investing activities                           (1,937,740)        (897,912)
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                                                            (1,580,425)        (143,271)
      Advances from borrowers for taxes and insurance                                        (80,671)        (134,967)
      Cash dividends                                                                        (264,984)           -
   Proceeds from sale of common stock                                                          -            6,465,575
           Net cash provided by (used for) financing activities                           (1,926,080)       6,187,337
           Net increase (decrease) in cash and cash equivalents                           (3,560,317)       5,528,466
Cash and cash equivalents at beginning of period                                           5,384,802        2,978,861
Cash and cash equivalents at end of period                                           $     1,824,485        8,507,327
Supplemental schedule of cash flow information:
   Cash paid during the year for:
      Interest on deposits                                                           $       817,831          876,750
      Income taxes                                                                            24,000           17,615
   Real estate acquired in settlement of loans                                       $       100,816            -
See accompanying notes to consolidated financial statements.

                               Notes to Consolidated Financial Statements

 (1)  The information contained in the accompanying consolidated financial statements is unaudited.
      In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 1996 contained in the Annual Report to stockholders and as an exhibit filed with Form 10-KSB.

 (2)  On July 17, 1996, the stockholders of Joachim Bancorp, Inc. ratified the 1996 Stock Option Plan.
      Of the 76,044 shares reserved for issuance under the Stock Option Plan, 60,839 shares were awarded in July, 1996, and the remainder are available for future awards.  The stock options were awarded at $12.3125 per share which was equal to the average selling price of the Company's common stock on the NASDAQ exchange on the day prior to the date of grant.

      On July 17, 1996, the stockholders ratified the 1996 Management Recognition and Development
      Plan (MRP).  All 30,417 shares under the MRP were awarded in July, 1996 to directors, executive officers and employees.  During January, 1997, the Company repurchased 30,417 shares of its common stock at $14.3125 per share for the MRP.

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits.  The minimum level of liquidity required by regulation is presently 5%.  The
Association's liquidity ratio was approximately 24% at December 31, 1996.

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

The following table presents the Association's capital position relative to its regulatory capital requirements under FIRREA at December 31, 1996:

                                                                     Unaudited Regulatory Capital
                                                                     Tangible            Core          Risk-Based
   Stockholders' equity per consolidated
      financial statements                                      $      10,700,931        10,700,931        10,700,931
   Stockholders' equity of Joachim Bancorp, Inc. not
      available for regulatory capital purposes                        (3,274,264)       (3,274,264)       (3,274,264)
   GAAP capital                                                         7,426,667         7,426,667         7,426,667
   General valuation allowances                                            -                  -                75,094
   Regulatory capital                                                   7,426,667         7,426,667         7,501,761
   Regulatory capital requirement                                        (484,975)         (969,950)       (1,308,080)
      Regulatory capital - excess                               $       6,941,692         6,456,717         6,193,681

   Regulatory capital ratio                                                 22.97%            22.97%            45.88%
   Regulatory capital requirement                                           (1.50)            (3.00)            (8.00)
      Regulatory capital ratio - excess                                     21.47%            19.97%            37.88%

Commitments to originate adjustable-rate mortgage loans at December 31, 1996 were approximately
$160,000.  There were no commitments to originate fixed-rate mortgage loans at December 31,
1996.

Financial Condition
Cash and cash equivalents and principal collections on loans were used to purchase certificates of deposit, fund loan originations and purchases and deposit outflows.  Components of interest-bearing assets vary from time to time due to the availability and interest rates of short-term interest-bearing investments, securities, mortgage-backed securities and loans.  Foreclosed real estate held for sale consists of one single-family loan made to a builder.  Estimated completion cost for the home is approximately $25,000.  No loss is anticipated on the sale of the property.  Other assets decreased due to the timing of Federal income tax payments and timing of payment of certain prepaid items.
Advances by borrowers for taxes and insurance decreased due to seasonal factors.  Real estate taxes are paid on behalf of borrowers in December of each year.  Other liabilities increased due primarily to accrued MRP expense of $51,100.

Asset Quality
Loans are generally placed on a nonaccrual status when contractually delinquent more than ninety days.  Nonaccrual loans amounted to approximately $160,000, or 0.67% of net loans receivable, at
December 31, 1996.  Nonaccrual loans at December 31, 1996 consists of five loans.  Management of the Company does not believe that the increase in nonaccrual loans is related to any adverse economic trends.

                                                Results of Operations

Net Earnings
Net earnings increased from $46,000 for the three months ended December 31, 1995 to $76,000 for the three months ended December 31, 1996.  Net earnings decreased from $158,000 for the nine months ended December 31, 1995 to $127,000 for the nine months ended December 31, 1996.
The decrease for the nine month period was due to a non-recurring, SAIF special assessment of
$167,000 recorded during the quarter ended September 30, 1996 and higher noninterest expenses,


offset by higher net interest income, higher noninterest income and lower income taxes.  The increase for the three month period was due to higher net interest income offset by higher noninterest expenses and higher income taxes.


Net Interest Income
Net interest income increased from $284,000 for the three months ended December 31, 1995 to
$365,000 for the three months ended December 31, 1996.  Net interest income increased from
$827,000 for the nine months ended December 31, 1995 to $1,097,000 for the nine months ended
December 31, 1996.  The increase in net interest income for both comparative periods was due to a higher ratio of average interest-earning assets to average interest-bearing liabilities which more than offset the effect of a lower interest rate spread.  The higher ratio was due primarily to proceeds from sale of common stock on December 27, 1995.  Interest on loans receivable increased due to a higher average balance, offset by a decrease in the average yield.  During February and March, 1996, the
Association purchased $1.4 million of loan participations on one to four family and commercial real estate loans in Missouri.  During the nine months ended December 31, 1996 the Association purchased $1.3 million of loans secured by single family residences in the state of Missouri.

Interest on mortgage-backed and related securities, interest on securities and interest on other interest-earning assets increased as a result of investment of proceeds from sale of common stock.

Interest on deposits decreased as the average balances and rates decreased from the 1995 to 1996 periods.  The decrease in deposits is due to several factors, including local competition, competition from other financial instruments, and interest rate management of the Association.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Association's provision for loan losses.  As a result of this evaluation, the Association's provision for loan losses amounted to $3,000 and $2,000 for the three month periods ended December 31, 1995 and 1996, respectively, as compared to
$10,000 and $5,500 for the nine month periods ended December 31, 1995 and 1996, respectively.

Noninterest Income
Noninterest income increased from $10,000 for the three months ended December 31, 1995 to
$12,000 for the three months ended December 31, 1996.  Noninterest income increased from
$44,000 for the nine months ended December 31, 1995 to $54,000 for the nine months ended
December 31, 1996.  Other noninterest income for the nine months ended December 31, 1995 included a one-time patronage dividend of $14,500.  During the three months ended June 30, 1996, the Association recognized income of $13,000 as a result of the sale of assets by its data processing service bureau.  Loan service charges include a prepayment penalty income of $4,500 on a participation loan in the nine months ended December 31, 1996.  The Association had incurred net rental expense of $8,000 for the nine months ended December 31, 1995 related to foreclosed real estate which was sold during that period.


Noninterest Expense
Noninterest expense increased from $222,000 for the three months ended December 31, 1995 to
$258,000 for the three months ended December 31, 1996.  Noninterest expense increased from
$623,000 for the nine months ended December 31, 1995 to $958,000 for the nine months ended
December 31, 1996.  Compensation and benefits expense increased for the three and nine months ended December 31, 1996 due to the implementation of the Association's ESOP and MRP plans.
ESOP plan expense was $32,000 and $88,000 for the three and nine months ended December 31,
1996 compared to $5,000 in the three and nine months ended December 31, 1995 periods.  Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock.  MRP plan expense was $18,000 and $51,000 for the three and nine
months ended December 31, 1996 compared to none in the corresponding 1995 periods.   MRP
expense includes $18,500 related to the accelerated vesting of shares upon the death of a director.
SAIF deposit insurance premium increased substantially due to recording of the non-recurring, SAIF special assessment of $167,000 during the three months ended September 30, 1996.  Recurring
SAIF assessments are expected to be lower effective January 1, 1997.  Professional fees and other noninterest expense increased due to costs incurred operating as a public company.  These costs included legal expenses incurred with filing of the Company's annual report and attendance of annual meeting, printing costs of the annual report, and stock registrar expenses.

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


                                            JOACHIM BANCORP, INC.
                                                   (Registrant)


DATE: February 10, 1997                     BY: Bernard R. Westhoff
                                                    Bernard R. Westhoff, President and
                                                    Duly Authorized Officer



                                            BY: Lee Ellen Hogan
                                                    Lee Ellen Hogan, Treasurer and
                                                    Chief Financial Officer