Form 10QSB/A
period 1996-04-30
JOACHIM BANCORP INC
filed 1997-04-16
CIK 1000449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549



                                FORM 10-QSB\A-1

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

    (a)  Exhibits:  Amended Financial Data Schedule.

    (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JOACHIM BANCORP, INC.
                                       (Registrant)


DATE: April 14, 1997              BY: Bernard R. Westhoff
                                      Bernard R. Westhoff, President and
                                      Duly Authorized Officer



                                  BY: Lee Ellen Hogan
                                      Lee Ellen Hogan, Treasurer and
                                      Chief Financial Officer