Form 10QSB/A
period 1996-04-30
JOACHIM BANCORP INC
filed 1997-04-16
CIK 1000449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549


                                FORM 10-KSB\A-1

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1996

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


             Class                           Outstanding May 17, 1996
Common Stock, par value $.01 per share           760,437 Shares

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