Form 10KSB40
period 1997-03-31
JOACHIM BANCORP INC
filed 1997-06-26
CIK 1000449

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended March 31, 1997

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number: 0-27154

                          JOACHIM BANCORP, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Missouri                                         43-1721475
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                              I.D. Number)

Plaza Square, DeSoto, Missouri                                     63020
---------------------------------------------               ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (314) 586-8821
                                                            ------------------
Securities registered pursuant to Section 12(b) of the Act:        None
                                                            ------------------

Securities registered pursuant to Section
 12(g) of the Act:                      Common Stock, par value $.01 per share
                                        --------------------------------------
                                                     (Title of Class)

       Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X      NO
                  ------      ------

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

       The registrant's revenues for the year ended March 31, 1997 were $2,604,291.

       As of May 27, 1997, there were issued and outstanding 722,415 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq SmallCap Market under the symbol "JOAC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq SmallCap Market on May 27, 1997 of $14.75, was $10,655,621. For the purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended March 31, 1997 ("Annual Report") (Parts I and II).

2. Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

                                   PART I
Item 1.  Business
-----------------
General

       Joachim Bancorp, Inc. ("Joachim Bancorp" or the "Company"), a Missouri corporation, was organized in August 1995 for the purpose of becoming the holding company for Joachim Federal Savings and Loan Association ("Joachim Federal" or the "Association") upon Joachim Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on December 27, 1995. Joachim Bancorp has not engaged in any significant activity other than holding the stock of Joachim Federal and investing its share of the net proceeds of the Conversion stock offering less the funds used to make the ESOP loan to the Association for purchase of shares of common stock for the Association's ESOP. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Joachim Federal and its subsidiary. All references to the Company herein include the Association where applicable.

       Joachim Federal was organized in 1962. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Joachim Federal also is a member of the Federal Home Loan Bank ("FHLB") System. The Association operates as a community oriented financial institution and is devoted to serving the needs of its customers in its market area. Joachim Federal's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans.

       The following table sets forth certain performance ratios for the Company for the periods indicated.

                                      At or For the Year Ended March 31,
                                      ----------------------------------
                                         1997       1996        1995
                                         ----       ----        ----
Performance Ratios:

 Return on assets(1) . . . . . . .        0.50%     0.66%        0.79%
 Return on stockholders' equity(2)        1.73      3.63         5.95
 Stockholders' equity-to-
  assets ratio(3). . . . . . . . .       29.11     18.14        13.23
 Dividend payout ratio(4). . . . .        2.00     44.64        --
 Interest rate spread (5). . . . .        2.93      2.99         3.69
 Net interest margin(6). . . . . .        4.19      3.80         4.06
 Average interest-earning assets
  as a percent of average
  interest-bearing liabilities . .      141.03    121.94       111.60
 Noninterest expense as a percent
  of average total assets. . . . .        3.37      2.93         2.84

-----------------------
(1) Net earnings divided by average total assets.
(2) Net earnings divided by average stockholders' equity.
(3) Average stockholders' equity divided by average total assets.
(4) Dividends declared per share divided by net earnings per share.
(5) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6) Net interest income as a percentage of average interest-earning assets.

Market Area

    DeSoto, Missouri is a community of approximately 6,000 people located in a rural setting in Jefferson County, approximately 40 miles southwest of St. Louis, Missouri on the southern edge of the St. Louis metropolitan area. The Association focuses primarily on serving customers located in Jefferson County, Missouri and, to a lesser extent, on customers in the surrounding counties of St. Francois, Ste. Genevieve and Washington. The population within the zip code encompassing DeSoto, which covers much of the Association's primary market area, is currently approximately 14,000. Because it operates in a relatively small market area, the Association's ability to achieve loan and deposit growth is limited. The major employers in the Association's market area include Union Pacific Railroad, which has a car repair shop, ABZ Company, which manufactures leather binders, and the DeSoto School District. In addition, a large number of local residents are employed in the St. Louis area by various large employers, such as Chrysler Corporation and McDonnell Douglas, and in various construction trades.

    The Association faces intense competition from many financial institutions for deposits and loan originations. See "-- Competition."

Lending Activities

    General. The principal lending activity of the Association is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Association also originates non-owner-occupied, one- to four-family residential loans, multi-family, commercial real estate, construction, agricultural and consumer and other loans. The Association's net loans receivable totalled approximately $23.8 million at March 31, 1997, representing approximately 66.7% of consolidated total assets.

    Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated. The Association had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.
                                              At March 31,
                        ------------------------------------------------------
                             1997               1996               1995
                       -----------------  -----------------  -----------------
                       Amount    Percent  Amount    Percent  Amount    Percent
                       ------    -------  ------    -------  ------    -------
                                         (Dollars in Thousands)
Mortgage loans:
 One- to four-family  $21,142    88.57%  $20,649     89.56%  $20,291   91.20%
 Multi-family. . . .      363     1.52        34      0.15        35    0.16
 Construction. . . .       --       --        99      0.43        60    0.27
 Commercial. . . . .      813     3.40       948      4.11       605    2.72
 Agricultural and
  other (1). . . . .    1,116     4.68       789      3.42       794    3.57
    Total mortgage    -------   ------   -------    ------   -------  ------
     loans . . . . .   23,434    98.17    22,519     97.67    21,785   97.92

Consumer and other
 loans (2) . . . . .      436     1.83       536      2.33       463    2.08
                      -------   ------   -------    ------   -------  ------
  Total gross loans.   23,870   100.00%   23,055    100.00%   22,248  100.00%
                                ======              ======            ======
Less:
 Unearned discount .       --                 --                   3
 Allowance for loan
  losses . . . . . .       74                 72                  60
 Deferred loan
  fees, net. . . . .       24                 51                  79
  Total loans         -------            -------             -------
   receivable, net .  $23,772            $22,932             $22,106
                      =======            =======             =======
--------------------
(1) Includes land and building lot loans.
(2) Includes unsecured consumer loans, automobile loans, student loans and loans secured by deposit accounts.

       Residential Real Estate Lending. The primary lending activity of the Association is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At March 31, 1997, $21.1 million, or 88.6% of the Association's total gross loan portfolio, consisted of loans secured by one- to four-family residential real estate. The Association presently originates for retention in its portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 20 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At March 31, 1997, $20.4 million, or 85.5%, of the Association's total gross loans were subject to periodic interest rate adjustments.

       The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. The Association originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.75% above the one-year constant maturity U.S. Treasury ("CMT") index and three-year ARM loans secured by owner-occupied residences whose interest rates are adjusted every three years to a rate typically equal to 2.75% above the three-year CMT index. The Association currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the

Association based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At March 31, 1997, the initial interest rate on ARM loans offered by the Association ranged from 6.00% to 8.125% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Association's ARM loans is generally 1% - 2% per adjustment period and the lifetime interest rate cap is generally 5% - 6% over the initial interest rate of the loan.

       The Association also offers mortgage loans for non-owner-occupied one- to four-family homes. The rates on such loans are generally 50 basis points higher than for a comparable loan for an owner-occupied residence and ARM loans for non-owner-occupied homes adjust to a rate equal to 3.25% above the one-year or three-year CMT index. Loans secured by non-owner-occupied residences generally involve greater risks than loans secured by owner-occupied residences. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association requires that borrowers with loans in excess of $50,000 that are secured by non-owner-occupied homes submit annual financial statements.

       The Association does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Association, including the index for interest rates, may vary from time to time. The Association believes that the adjustment features of its ARM loans provide flexibility to meet competitive conditions.

       A significant portion of the Association's residential mortgage loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Although such loans satisfy the Association's underwriting requirements, they are "non-conforming" because they do not satisfy minimum loan amount requirements, acreage limits, or various other requirements imposed by the FHLMC and FNMA. Accordingly, the Association's non-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. The Association has historically found that its origination of non-conforming loans has not resulted in high amounts of nonperforming loans. In addition, the Association believes that these loans satisfy a need in the Association's local community. As a result, the Association intends to continue to originate such non-conforming loans.

       The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Association generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

       While fixed-rate single-family residential real estate loans are normally originated with 20 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Association's loan portfolio contain due-on-sale clauses providing that the Association may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Association enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

       The Association generally requires title insurance insuring the status of its lien on all of the real estate secured loans. The Association also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

       The Association's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 85%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80%.

       Multi-family Real Estate Lending. The Association has historically engaged in a limited amount of multi-family real estate lending. The Association does not actively solicit multi-family real estate loans as there are few multi-family properties in its market area. At March 31, 1997, the Association had three multi-family loans in the aggregate amount of $363,000.

       Loans secured by multi-family real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. All of the properties securing the Association's multi-family real estate loans are inspected by the Association's lending personnel before the loan is made. The Association also obtains appraisals on each property in accordance with applicable regulations.

       Construction Lending. The Association occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At March 31, 1997, there were no construction loans outstanding.

       Construction loans that are not made in connection with the granting of permanent financing on the property are for terms of up to six months. Loans to builders may be for the construction of a pre-sold home or may be a loan to construct a speculative home (i.e., a home for which no purchaser has been identified). The Association generally permits a builder to have only one construction loan outstanding with the Association at a time. Construction loans are usually disbursed through Hillsboro Title Co., Inc. ("Hillsboro Title"), which assumes responsibility for inspections and payments to contractors, subcontractors and suppliers. A Director of the Association is the Chairman of Hillsboro Title Company.

       Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Association may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

       Commercial Real Estate Lending. The Association has historically engaged in a limited amount of commercial real estate lending. At March 31, 1997, commercial real estate loans in the Association's portfolio totalled $813,000. The largest commercial real estate loan in the Association's portfolio at that date was a $481,000 participation interest in a loan secured by a retail strip center located in Columbia, Missouri, which is performing in accordance with its terms.

       The Association does not actively solicit or originate commercial real estate loans. Loans secured by commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Association also obtains loan guarantees from financially capable parties based on a review of personal financial statements. All of the properties securing the Association's commercial real estate loans are inspected by the Association's lending personnel before the loan is made. The Association also obtains appraisals on each property in accordance with applicable regulations.

       Agricultural and Other Real Estate Lending. The Association originates loans secured by farm residences and combinations of farm residences and farm real estate. The Association also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At March 31, 1997, the Association's agricultural and other real estate loan portfolio totalled $1.1 million, or 4.7% of total gross loans.

       Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances and to some degree, be dependent on farm income from the properties. To address this risk, the Association does not consider farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Association may be confronted with a property the value of which is insufficient to assure full repayment.

       Consumer and Other Lending. Consumer lending has traditionally been a small part of the Association's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Association's consumer and other loans consist primarily of unsecured loans, deposit account loans and automobile loans. The Association has in the past originated student loans, though it no longer offers such loans. At March 31, 1997, the Association's consumer and other loans totalled approximately $436,000, or 1.8% of the Association's total gross loans.

       The Association makes unsecured loans to individuals for personal, family or household purposes up to a maximum of $10,000. Generally, unsecured loans are made only to current customers with an established relationship with the Association. Such loans may be for a term of up to three years. At March 31, 1997, unsecured loans totalled $177,000.

       The Association makes deposit account loans with the account pledged as collateral to secure the loan. Loans may be made up to 90% of the account balance. Deposit account loans are payable in monthly payments of principal and interest or in a single payment. At March 31, 1997, total loans on deposit accounts amounted to $183,000.

       Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
At March 31, 1997, the Association had no material delinquencies in its consumer loan portfolio.

PAGE

       Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 1997 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Association's actual repayment experience to differ from that shown below.

                                   After    After    After
                                   One Year 3 Years  5 Years
                         Within    Through  Through  Through   Beyond
                         One Year  3 Years  5 Years  10 Years  10 Years Total
                         --------  -------  -------  --------  -------- -----
                                              (In Thousands)

Mortgage loans (1) . .   $  915    $2,074   $2,453   $6,371   $11,621  $23,434
Consumer and other
 loans . . . . . . . .      316       120       --       --        --      436
                         ------    ------   ------   ------   -------  -------
   Total gross loans .   $1,231    $2,194   $2,453   $6,371   $11,621  $23,870
                         ======    ======   ======   ======   =======  =======

       The following table sets forth the dollar amount of all loans due after March 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed-   Floating- or
                                       Rates    Adjustable-Rates    Total
                                       -----    ----------------    -----
                                                (In Thousands)

Mortgage loans (1) . . . . . . . .     $2,250      $20,269         $22,519
Consumer and other loans . . . . .        120           --             120
                                       ------      -------         -------
  Total gross loans. . . . . . . .     $2,370      $20,269         $22,639
                                       ======      =======         =======
-----------------
(1) Includes one- to four-family, multi-family, construction, commercial and agricultural and other mortgage loans.

       Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Association the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

       Loan Solicitation and Processing. Loan applicants come primarily through referrals by realtors and previous and present customers of the Association. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser employed by the Association and certified by the State of Missouri.

       Mortgage loans must be approved by any three members of the Association's Loan Committee, which consists of the President, the Senior Vice President and five nonemployee Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Consumer and other loans may be approved by the President or Senior Vice President up to $10,000 for unsecured loans and $15,000 for secured loans. Larger loans are approved by the Board of Directors. Management of the Association believes its local decision-making capabilities and the accessibility of its senior officers is an attractive quality to customers within its market area. The Association's loan approval process allows consumer loans to be approved in one to two days and mortgage loans to be approved in approximately 14 days and closed in 30 days.

       Loan Originations, Sales and Purchases. During the year ended March 31, 1997, the Association's total gross mortgage loan originations were $3.9 million. While the Association originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market.

       Consistent with its asset/liability management strategy, the Association's policy has been to retain in its portfolio nearly all of the loans that it originates.

       The Association occasionally purchases loan participation interests
primarily during periods of reduced loan demand in its market area.   Any such
purchases are made in conformance with the Association's underwriting standards. During recent years, the Association has purchased participation interests from an institution in Fulton, Missouri. All of the properties securing these loans are located in central Missouri. During the year ended March 31, 1997, the Association purchased participation interests in 13 one- to four-family loans and one multi-family loan. The Association acquired a 90% interest in the one- to four-family loans and a 50% interest in the multi-family dwelling loan. The one- to four-family loans are secured by four single family dwellings and nine duplexes and the multi-family dwelling loan is secured by four duplexes. The originating institution retained an interest
and the servicing rights to the loans.   The Association may decide to
purchase additional mortgage loans in the future depending upon the demand for mortgage credit in its market area.

       The following table shows total loans originated, originated for sale, purchased, sold and repaid during the periods indicated.

                                        Year Ended March 31,
                                      ------------------------
                                      1997       1996     1995
                                      ----       ----     ----
                                            (In Thousands)
Loans originated:
One- to four-family. . . . .         $2,583    $ 3,479  $ 3,069
 Multi-family. . . . . . . .            132         --       --
 Construction. . . . . . . .            101        246       60
 Commercial. . . . . . . . .            206         99      215
 Agricultural and other. . .            532        228      369
 Consumer and other. . . . .            308        476      367
                                     ------   --------  -------
    Total loans originated .          3,862      4,528    4,080
                                     ------   --------  -------
Loans purchased:
 One- to four-family . . . .          1,139        915      335
 Multi-family. . . . . . . .            199         --       --
 Commercial. . . . . . . . .             --        496       --
                                     ------   --------  -------
Total loans purchased. . . .          1,338      1,411      335
                                     ------   --------  -------
Loan principal repayments. .         (4,251)    (5,223)  (4,554)
                                     ------   --------  -------
Increase (decrease) in
 other items, net. . . . . .           (110)       110     (129)
                                     ------   --------  -------
    Net increase (decrease)
      in loans receivable, net       $  839   $    826  $  (268)
                                     ======   ========  =======

       Loan Commitments. The Association issues commitments for adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Association had outstanding net loan commitments of approximately $193,000 at March 31, 1997. See Note 12 of Notes to Consolidated Financial Statements.

       Loan Origination and Other Fees. The Association, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Association is generally up to 1%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Association had $24,000 of net deferred mortgage loan fees at March 31, 1997.

       Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Association institutes collection procedures. The first notice is mailed to the borrower at the end of the month in which the payment is due and, if necessary, a second written notice follows within 30 days thereafter. Attempts to contact the borrower by telephone generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

       In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

       When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Association institutes collection procedures. The first notice is mailed to the borrower ten days following the payment due date. If payment is not promptly received, a second notice is mailed to the borrower 20 days following the payment due date and the customer is contacted by telephone to ascertain the cause of the delinquency. If the delinquency remains uncured, the Association mails an additional notice to the borrower on the 30th day of delinquency and every 30 days thereafter and continues to contact the borrower by telephone.

       In most cases, delinquencies are cured promptly; however, if, by the 91st day of delinquency the delinquency has not been cured, the Association begins legal action to either obtain a judgment in small claims court or to repossess the collateral.

       The Association's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Association.

       The following table sets forth information with respect to the Association's nonperforming assets at the dates indicated. The Association had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 or No. 114 at the dates indicated.

                                          At March 31,
                                    -----------------------
                                    1997     1996      1995
                                    ----     ----      ----
                                    (Dollars in Thousands)
Loans accounted for on
  a nonaccrual basis:
One- to four-family. . .            $117    $  --      $ 16
Consumer . . . . . . . .              --       --        --
                                    ----    -----      ----
   Total nonaccrual loans            117       --        16

Accruing loans which are
 contractually past due
 90 days or more . . . .               4        4        --
                                    ----    -----      ----
  Total nonaccrual and 90
    days or more past
    due loans. . . . . .             121        4        16

Foreclosed real estate held
 for sale. . . . . . . .             126       --       358
                                    ----    -----      ----
  Total nonperforming assets        $247    $   4      $374
                                    ====    =====      ====
Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net           0.51%    0.02%     0.07%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets . . . .            0.34%    0.01%     0.05%

Nonperforming assets as a
 percentage of total assets         0.69%    0.01%     1.25%


       Interest income which would have been recorded for the year ended March 31, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $11,000 The amount of interest included in the results of operations on such loans for the year ended March 31, 1997 amounted to approximately $5,500.

       Foreclosed Real Estate. Foreclosed real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 1997, foreclosed real estate consisted of one single-family loan made to a builder.

       Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis.

In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" and monitored by the Association.

       At March 31, 1997 and 1996, the aggregate amounts of the Association's classified assets, and of the Association's general and specific loss allowances at the dates indicated, were as follows:

                               At March 31,
                            ----------------
                            1997        1996
                            ----        ----
                             (In Thousands)

Loss . . . . . . .          $ --       $ --
Doubtful . . . .              --         --
Substandard assets           254        101
                            ----       ----
  Total classified assets   $254       $101
                            ====       ====
General loss allowances     $ 74       $ 72
Specific loss allowances      --         --
                            ----       ----
  Total allowances          $ 74       $ 72
                            ====       ====

       Allowance for Loan Losses. The Association has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

       In originating loans, the Association recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Association increases its allowance for loan losses by charging provisions for loan losses against the Association's income.

       The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

       At March 31, 1997, the Association had an allowance for loan losses of $74,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

       While the Association believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Association's financial condition and results of operations.

       The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.

                                   Year Ended March 31,
                                 -----------------------
                                 1997      1996     1995
                                 ----      ----     ----
                                 (Dollars in Thousands)

Balance at beginning of year     $ 72      $ 60     $ 49

Charge-offs:
 One- to four-family . .           (4)       --       (4)
 Multi-family. . . . . .           --        --       --
 Construction. . . . . .           --        --       --
 Commercial. . . . . . .           --        --       --
 Agricultural and other.           --        --       --
 Consumer and other loans          (6)       --       (7)
                                 ----      ----     ----
    Total charge-offs. .          (10)       --      (11)
                                 ----      ----     ----
Recoveries:
 One- to four-family . .           --        --       --
 Multi-family. . . . . .           --        --       --
 Construction. . . . . .           --        --       --
 Commercial. . . . . . .           --        --       --
 Agricultural and other.           --        --       --
 Consumer and other. . .           --        --        1
                                 ----      ----     ----
    Total recoveries . .           --        --        1
                                 ----      ----     ----
Net loan charge-offs . .          (10)       --      (10)
                                 ----      ----     ----
Provision for loan losses          12        12       21
                                 ----      ----     ----
Balance at end of year .         $ 74      $ 72     $ 60
                                 ====      ====     ====
Allowance for loan losses as a
 percentage of gross loans
 receivable. . . . . . .         0.31%     0.31%    0.27%

Net loan charge-offs as a
 percentage of average loans
 outstanding during the year     0.04%       --     0.04%

Allowance for loan losses as a
 percentage of nonperforming
 loans at end of year. .        61.26%  1997.95%  367.66%

       The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                               At March 31,
                            --------------------------------------------------
                                  1997             1996            1995
                            ---------------- --------------- -----------------
                                    % of             % of             % of
                                    Loans            Loans            Loans
                                    in Each          in Each          in Each
                                    Category         Category         Category
                                    to               to               to
                                    Total            Total            Total
                            Amount  Loans     Amount Loans    Amount  Loans
                            ------  -----     ------ -----    ------  -----
                                        (Dollars in Thousands)
Mortgage loans:
  One- to four-family
   and multi-family. . .    $ 51   90.09%     $ 51   89.71%     $44   91.36%
  Construction . . . . .      --      --        --    0.43       --    0.27
  Commercial . . . . . .       2    3.40         2    4.11        1    2.72
  Agricultural and other       3    4.68         2    3.42        2    3.57
Consumer and other loans      18    1.83        17    2.33       13    2.08
     Total allowance for     ---  ------       ---  ------      ---  ------
      loan losses. . . .     $74  100.00%      $72  100.00%     $60  100.00%
                             ===  ======       ===  ======      ===  ======

Investment Activities

       The Association is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Association may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Association are also required to maintain an investment in FHLB stock.

       The Association is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION." At March 31, 1997, the Association's regulatory liquidity was 26% which is significantly in excess of the 5% required by OTS regulations. It is the intention of management to hold all securities in the Association's investment portfolio in order to enable the Association to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

       A committee consisting of the President, the Senior Vice President and two Directors determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Association's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations and mortgage-backed securities. Corporate debt obligations and municipal bonds must have a credit rating of AA or higher and have maturities of no more than five years. Mortgage-backed securities must also have contractual maturities of five years or less. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Association's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan
amortization and repayments).   The effect that the proposed investment would
have on the Association's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

       At March 31, 1997, the Company's and Association's investment portfolio totalled $9.0 million at amortized cost and consisted of certificates of deposit, federal agency obligations, municipal bonds, corporate debt securities, FHLB stock and mortgage-backed and related securities. The Association's municipal bond portfolio, which totalled $491,000 at amortized cost at March 31, 1997, was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed only by revenues from the specific project being financed) issued by various municipalities and water and sanitation districts in several states. The Company's and Association's corporate bond portfolio, which totaled $804,000 at March 31, 1997, was composed of short-term, investment grade issues.

       At March 31, 1997, the Association owned one mortgage-backed security and two collateralized mortgage obligations ("CMOs"). The mortgage-backed security with a carrying value of $85,000 represents a participation interest in a pool of mortgages. The principal and interest payments are passed from the mortgage originators, through an intermediary (in this case, the Government National Mortgage Association) that pools and resells the participation interests in the form of securities to investors such as the Association.

       CMOs are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. CMOs are typically issued by a special-purpose entity (the "issuer") that may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Accordingly, a CMO instrument may be purchased in equity form (e.g., trust interest, stock and partnership interests) or nonequity form (e.g., participating debt securities). All of the Association's CMOs are nonequity interests. CMOs are collateralized by mortgage loans or mortgage-backed securities that are transferred to the CMO trust or pool by a sponsor. The issue is structured so that collections from the underlying collateral provide a cash flow to make principal and interest payments on the obligations, or "tranches," of the issuer.

       CMOs totalled $755,000 at March 31, 1997, all of which were backed by federal agency collateral and which had fixed interest rates. The Association does not anticipate purchasing any CMOs in the future.

       Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in ceratin "high risk mortgage securities." "High risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. The Association obtains an analysis to determine whether the CMOs meets any one of the three TB 52 tests, and falls into the category of "high risk mortgage security." The Association documents no less than annually whether a change in the characteristics of any CMO causes such security to become a "high risk mortgage security." At March 31, 1997, the Association did not hold any "high risk" CMOs in its portfolio.

       Statement of Financial Account Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. The Company's and Association's investment policy dictates that investments be made with the intent of holding them to maturity.

       The following table sets forth the composition of the Company's and Association's investment portfolio at the dates indicated.

                                         At March 31,
                 -------------------------------------------------------------
                        1997                 1996                1995
                 -------------------  -------------------  -------------------
                           Percent              Percent              Percent
                 Carrying  of         Carrying  of         Carrying  of
                 Value     Portfolio  Value     Portfolio  Value     Portfolio
                 -----     ---------  -----     ---------  ------    ---------
                                    (Dollars in Thousands)
Securities held
 to maturity:
  Federal
   agency
   obligations  $3,498      38.97%   $3,498     45.06%    $  497     12.69%
  Municipal
   bonds. . .      491       5.47       744      9.59        990     25.29
    Corporate
     debt
     securities    804       8.96     1,057     13.62      1,008     25.75
      Total     ------     ------    ------    ------     ------    ------
       securities
       held to
       maturity
       (1). .    4,793      53.40     5,299     68.27      2,495     63.73

FHLB stock. .      289       3.22       289      3.72        283      7.23
Mortgage-backed
 and related
 securities
 held to
 maturity           840      9.36       874     11.26        137      3.50
Certificates
 of deposit .     3,053     34.02     1,300     16.75      1,000     25.54
   Total         ------    ------    ------    ------     ------    ------
    investment
    portfolio    $8,975    100.00%   $7,762    100.00%    $3,915    100.00%
                 ======    ======    ======    ======     ======    ======

       The following table sets forth the maturities and weighted average yields of the Company's and Association's debt securities held to maturity at March 31, 1997.
                          Less Than        One to
                          One Year       Five Years        Total
                        -------------   -------------  -------------
                        Amount  Yield   Amount  Yield  Amount  Yield
                        ------  -----   ------  -----  ------  -----
                                        (Dollars in Thousands)
Federal agency
  obligations. . . .    $1,276  5.73%  $2,222   5.76% $3,498   5.75%
Municipal obligations(1)   296  3.83      195   3.70     491   3.78
Corporate debt . . .       252  5.47      552   5.53     804   5.51
                        ------         ------         ------
     Total . . . . .    $1,824  5.39   $2,969   5.58  $4,793   5.51
                        ======         ======         ======
------------------
(1) The yields on these securities have not been computed on a tax-equivalent basis.

Deposit Activities and Other Sources of Funds

       General. Deposits and loan repayments are the major sources of the Association's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Association has no other borrowing arrangements.

       Deposit Accounts. Substantially all of the Association's depositors are residents of the State of Missouri. Deposits are attracted from within the Association's market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Association considers current market interest rates, profitability to the Association, matching deposit and loan products and its customer preferences and concerns. The Association reviews its deposit mix and pricing weekly.

       As illustrated in the following table, the Association offers certificates of deposit for terms not exceeding 36 months. As a result, the Association believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

       The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at March 31, 1997.

Weighted
Average                                                             Percentage
Interest              Checking and            Minimum               of Total
Rate       Term       Savings Deposits        Amount     Balance    Deposits
----       ----       ----------------        ------     -------    --------
                                                       (In Thousands)

2.75%       None       Savings accounts        $  100     $ 5,870       23.64%
2.25        None       NOW accounts               500       1,526        6.15
4.53        None       Money market deposit
                        accounts                2,500       2,178(1)     8.77

                       Certificates of Deposit
                       -----------------------
3.50        91 day     Fixed-term, fixed-rate   2,500          60         .24
4.81         6 months  Fixed-term, fixed-rate   2,500       2,301(2)     9.27
5.14        12 months  Fixed-term, fixed-rate     500       5,451       21.96
5.17        18 months  Individual retirement
                        account ("IRA")
                        fixed-term, fixed-rate    100       2,844       11.46
5.15        24 months  Fixed-term, fixed-rate     500         737        2.97
5.44        30 months  Fixed-term, fixed-rate     500       1,943        7.83
5.57        36 months  Fixed-term, fixed-rate     500       1,583        6.38
7.91        Varies     Fixed-term, fixed-rate  Varies         332        1.33
                                                          -------      ------
                       Total                              $24,825      100.00%
                                                          =======      ======
----------------
(1)    Includes public deposit of $1,116,000 at a rate of 5.50%.
(2)    Includes jumbo certificates of deposit.

       The following table indicates the amount of the Association's jumbo certificates of deposit by time remaining until maturity as of March 31, 1997. Jumbo certificates of deposit require minimum deposits of $100,000, and rates paid on such accounts are negotiable.

       Maturity Period             Amount
       ---------------             ------
                              (In Thousands)

Three months or less                 $ --
Over three through six months         229
Over six through 12 months             --
Over 12 months                         --
 Total jumbo certificates            ----
   of deposit                        $229
                                     ====

Deposit Flow

       The following table sets forth the balances (inclusive of interest credited) and change in dollar amount of deposits in the various types of accounts offered by the Association between the dates indicated.

                                       At March 31,
             ---------------------------------------------------------------
                      1997                    1996               1995
             ----------------------- ------------------------ --------------
                    Percent                 Percent                  Percent
                      of   Increase           of   Increase            of
             Amount Total (Decrease) Amount Total  (Decrease) Amount Total
             ------ ----- ---------- ------ -----  ---------- ------ -----
                                  (Dollars in Thousands)
Savings
 accounts  $ 5,870  23.64% $(1,047)   $6,917  26.97% $ (30) $ 6,947  27.27%
NOW
 accounts .  1,526   6.15      114     1,412   5.51    152    1,260   4.95
Money
 market
 deposit
 accounts .  2,178   8.77     1,011    1,167   4.55    308      859   3.37
91 day
 certifi-
 cates. . .     60   0.24        --       60   0.23      5       55   0.21
6 month
 certifi-
 cates. . .  2,072   8.35      (471)   2,543   9.92   (212)   2,755  10.81
12 month
 certifi-
 cates. . .  5,451  21.96       (55)   5,506  21.47    406    5,100  20.02
18 month
 IRA
 certifi-
 cates. . .  2,844  11.46      (139)   2,983  11.63     30    2,953  11.59
24 month
 certifi-
 cates. . .    737   2.97       (39)     776   3.03    (97)     873   3.43
30 month
 certifi-
 cates. . .  1,943   7.83      (311)   2,254   8.79   (438)   2,692  10.57
36 month
 certifi-
 cates. . .  1,583   6.38       132    1,451   5.66    156    1,295   5.08
Other certi-
 ficates. .    332   1.33       (26)     358   1.39    (23)     381   1.50
Jumbo certi-
 ficates. .    229   0.92        12      217   0.85    (88)     305   1.20
Total      ------- ------  --------  ------- ------   ----  ------- ------
 deposits  $24,825 100.00% $   (819) $25,644 100.00%  $169  $25,475 100.00%
           ======= ======  ========  ======= ======   ====  ======= ======

Time Deposits by Rates

      The following table sets forth the time deposits in the Association categorized by rates at the dates indicated.
                                                At March 31,
                                       -------------------------------
                                        1997       1996        1995
                                        ----       ----        ----
                                                (In Thousands)
      3.00 - 3.99% . . . . .           $    60   $    60     $   683
      4.00 - 4.99% . . . . .             2,358     3,998       8,755
      5.00 - 5.99% . . . . .            11,795     8,561       3,299
      6.00 - 6.99% . . . . .               713     3,190       3,318
      7.00 - 7.99% . . . . .               190       195         188
      8.00% and over . . . .               135       144         166
                                       -------   -------     -------
         Total . . . . . . .           $15,251   $16,148     $16,409
                                       =======   =======     =======

      The following table sets forth the amount and maturities of time deposits at March 31, 1997.
                                               Amount Due
                              ----------------------------------------------
                               Within     Second   Third    After
                               One Year   Year     Year     3 Years    Total
                               --------   ----     ----     -------    -----
                                                (In Thousands)

  3.00 - 3.99% . . . . . . .  $    60    $   --    $ --      $ --   $    60
  4.00 - 4.99% . . . . . . .    2,358        --      --        --     2,358
  5.00 - 5.99% . . . . . . .    8,091     2,889     815        --    11,795
  6.00 - 6.99% . . . . . . .      649        64      --        --       713
  7.00 - 7.99% . . . . . . .       41       113       3        33       190
  8.00% and over . . . . . .       --        15      30        90       135
                              -------    ------    ----      ----   -------
      Total. . . . . . . . .  $11,199    $3,081    $848      $123   $15,251
                              =======    ======    ====      ====   =======

       The following table sets forth the deposit activities of the Association for the years indicated.

                                       Year Ended March 31,
                                 -------------------------------
                                   1997        1996       1995
                                   ----        ----       ----
                                          (In Thousands)
Net deposits (withdrawals)
 before interest credited. . .  $(1,704)      $(736)    $(1,820)
Interest credited. . . . . . .      885         905         713
                                -------       -----     -------
Net increase (decrease) in
 deposits. . . . . . . . . . .  $  (819)      $ 169     $(1,107)
                                -------       -----     -------
Borrowings

       Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Association is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At and during the year ended March 31, 1997, the Association had no borrowings from the FHLB-Des Moines, although it may decide to make use of such instruments in the future.
                            REGULATION OF THE ASSOCIATION

General

       The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents.
The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations.

Federal Regulation of Savings Associations

       Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

       Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Association is in compliance with this requirement with an investment in FHLB-Des Moines stock of $289,000 at March 31, 1997. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

       Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Associations.

       The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.

       The FDIC's current assessment schedule for SAIF deposit insurance provides that the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, SAIF-insured institutions, will be required to add to their assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. Thereafter, both BIF and SAIF members will be assessed at the same rate for FICO payments.

       The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

        Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

       Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

       An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

       At March 31, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

       Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

       Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

       Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1997, the qualified thrift investments of the Association were approximately 85% of its portfolio assets.

       Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

       OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less

(i) any intangible assets, except for certain qualifying intangible assets;
(ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

       Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

       Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

       The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

       The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

       The following table presents the Association's regulatory capital levels as of March 31, 1997.

                                      At March 31, 1997
                                    ---------------------
                                               Percent of
                                     Amount      Assets
                                     ------      ------
                                   (Dollars in thousands)

Core or Tier 1 capital . . . . . .  $ 7,564     22.70%
Minimum capital requirement. . . .   (1,000)    (3.00)
                                    -------     -----
Excess . . . . . . . . . . . . . .  $ 6,564     19.70%
                                    =======     =====
Tangible capital . . . . . . . . .  $ 7,564      22.70%
Minimum capital requirement. . . .     (500)     (1.50)
                                    -------     -----
Excess . . . . . . . . . . . . . .  $ 7,064     21.20%
                                    =======     =====
Tier 1 risk-based capital. . . . .  $ 7,564     46.20%
Minimum capital requirement. . . .     (654)    (4.00)
                                    -------     -----
Excess . . . . . . . . . . . . . .  $ 6,910     42.20%
                                    =======     =====
Risk-based capital . . . . . . . .  $ 7,638     46.70%
Minimum capital requirement. . . .   (1,309)    (8.00)
                                    -------     -----
Excess . . . . . . . . . . . . . .  $ 6,329     38.70%
                                    =======     =====

       Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

       A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

       The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

       Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1997, the Association's limit on loans to one borrower was $1.1 million. At March 31, 1997, the Association's largest aggregate amount of loans to one borrower was $647,000.

       Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

       The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

       Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with
Section 23A.

       Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

       The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.
Generally, Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a federal statute, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating certain regulatory applications filed by an institution. The CRA requires public disclosure of an institution's CRA rating. The Association received an "outstanding" rating as a result of its latest evaluation.

                              REGULATION OF THE COMPANY

Holding Company Acquisitions

       The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities

       As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test

       The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                 TAXATION

Federal Taxation

       General. The Company and the Association report their income on a fiscal year basis using the modified cash method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

       Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income. Although in recent years the Association used the experience method due to the limitation based on the level of deposits outstanding and retained earnings.

       In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders. See Note 9 of the Notes to the Consolidated Financial Statements in the Annual Report for additional information.

       Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of March 31, 1988 (or a lesser amount if the Association's loan portfolio decreased since March 31, 1988) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Association makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" and "DIVIDEND POLICY" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

       Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

       Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

       Audits. The Association's federal income tax returns have not been audited within the past five years.

Missouri Taxation

       Missouri-based thrift institutions, such as the Association, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Association is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular corporate income tax.

Competition

       Due to the close proximity of DeSoto to the St. Louis metropolitan area, the Association operates in a intensely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from local commercial banks and other large banks operating in its market area. As of March 31, 1997, there were three commercial banks in DeSoto, Missouri. Particularly in times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Association's competition for loans comes principally from mortgage bankers and commercial banks. Such competition for deposits and the origination of loans may limit the Association's growth in the future.

Subsidiary Activities

       Federal savings associations may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Association's investment in its service corporation, JSLA Service Corp. ("Service Corporation"), did not exceed these limits at March 31, 1997.

       The Service Corporation is a wholly owned subsidiary of the Association. The Service Corporation was established in 1980 for the purpose of collecting appraisal fees and commissions on the sale of mortgage life and credit life insurance. At March 31, 1997, the Association's investment in the Service Corporation was $8,000.

Personnel

       As of March 31, 1997, the Association had 11 full-time and four part-time employees. The employees are not represented by a collective bargaining unit and the Association believes its relationship with its employees to be good.

Item 2.  Properties
-------------------

       Joachim Federal operates out of one office, which it owns. This office was opened in 1973. The net book value of the Association's investment in office, properties and equipment totalled $358,000 at March 31, 1997. See
Note 6 of the Notes to the Consolidated Financial Statements in the Annual
Report.

Item 3.  Legal Proceedings
--------------------------

       Periodically, there have been various claims and lawsuits involving the Association, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Association.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

       The information contained under the section captioned "Common Stock Information" on page 2 of the Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

       The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4 of the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements and Supplementary Data
-----------------------------------------------------

       (a)  Financial Statements
            Report of Independent Auditors
            Consolidated Balance Sheets as of March 31, 1997 and 1996 Consolidated Statements of Earnings for the Years Ended
             March 31, 1997, 1996 and 1995
            Consolidated Statements of Stockholders' Equity for the Years
             Ended March 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the Years Ended
             March 31, 1997, 1996 and 1995
            Notes to the Consolidated Financial Statements*

        * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

      (b)   Supplementary Data

           Not applicable.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.

                                      PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

       Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                 Age(1)         Position
----                 ------         --------

Bernard R. Westhoff    55           President and Chief Executive Officer

Lee Ellen Hogan        47           Senior Vice President, Treasurer and
Secretary

Melvin L. Yarbrough    49           Vice President
______________
(1)    At March 31, 1997.

       Bernard R. Westhoff has served as President of the Association since 1988. Prior to joining the Association, Mr. Westhoff was affiliated with Boatmens Bank of DeSoto for 14 years. He currently serves on the Loan, Investment and Asset and Liability Committees.

       Lee Ellen Hogan is Senior Vice President, Treasurer and Secretary of the Association. She has been associated with the Association since 1968 and has been involved in all areas of operations and lending. Mrs. Hogan is currently a member of the Loan, Investment and Asset and Liability Committees.

       Melvin L. Yarbrough is currently the Senior Loan Officer responsible for mortgage lending. Mr. Yarbrough joined the Association in 1991.

       The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation
----------------------------------

       The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

       (a)    Security Ownership of Certain Beneficial Owners

              Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement

       (b)    Security Ownership of Management

              The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

       (c)    Changes in Control

              The Association is not aware of any arrangements, including any pledge by any person of securities of the Association, the operation of which may at a subsequent date result in a change in control of the Association.

Item 12.    Certain Relationships and Related Transactions
----------------------------------------------------------

       The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Association" in the Proxy Statement is incorporated herein by reference.

                                       PART IV

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

       (a)    Exhibits

              3(a)  Articles of Incorporation of the Registrant*
              3(b)  Bylaws of the Registrant*
              10(a) Employment Agreement with Bernard R. Westhoff**
              10(b) Employment Agreement with Lee Ellen Hogan**
              10(c) Severance Agreement with Melvin L. Yarbrough**
              10(d) 1996 Stock Option Plan***
              10(e) 1996 Management Recognition and Development Plan***
              (13)  Annual Report to Stockholders
              (21)  Subsidiaries of the Registrant
              (23)  Consent of Independent Auditors
              (27)  Financial Data Schedule
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, (File No. 33-96790).
** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.
*** Incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting.

       (b)   Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOACHIM BANCORP, INC.

Date:  June 19, 1997               By: /s/ Bernard R. Westhoff
                                       ---------------------------
                                       Bernard R. Westhoff
                                       President and Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                          DATE
----------                  -----                          ----
/s/ Bernard R. Westoff
-------------------------   President, Chief              June 19, 1997
Bernard R. Westhoff         Executive Officer and
                            Director (Principal
                            Executive Officer)
/s/ Lee Ellen Hogan
-------------------------   Senior Vice President,        June 19, 1997
Lee Ellen Hogan             Treasurer, Secretary and
                            Director (Principal Financial
                            and Accounting Officer)

-------------------------   Chairman of the Board         June __, 1997
Andrew H. England           of Directors

/s/ Melvin L. Yarbrough
-------------------------   Vice President                June 19, 1997
Melvin L. Yarbrough

/s/ Douglas G. Draper
-------------------------   Director                      June 19, 1997
Douglas G. Draper


-------------------------   Director                      June __, 1997
Margaret F. Smith

/s/ James H. Wilkins
-------------------------   Director                      June 19, 1997
James H. Wilkins

/s/ Stokely R. Wischmeier
-------------------------   Director                      June 19, 1997
Stokely R. Wischmeier

                                         EXHIBIT 13

                             1997 Annual Report to Stockholders

To our stockholders:

    It is a pleasure to present the second annual report to stockholders of Joachim Bancorp, Inc. The Company earned $182,738 for the year ended March 31, 1997 compared to $208,536 for the year ended March 31, 1996. Net earnings declined as a result of legislation enacted to recapitalize the Savings Association Insurance Fund (SAIF). The Association's share of the industry-wide assessment was approximately $167,000. While the one-time assessment reduced earnings for the year ended March 31, 1997, recurring SAIF premiums will be reduced in the future. The nonrecurring SAIF special assessment, higher other expenses and income taxes more than offset higher net interest income and noninterest income.

    The Association's capital ratios substantially exceed levels required under the capital adequacy guidelines and regulatory framework for prompt corrective action. The Association's Tier 1 capital, Tier 1 risk-based capital, and total capital ratios were 22.7%, 46.2% and 46.7%, respectively, at March 31, 1997.

    On behalf of the Board of Directors, officers and staff of Joachim Bancorp, Inc., we want to express our appreciation to our stockholders and customers for their continued loyalty.

       Sincerely,

      /s/ Bernard R. Westhoff

      Bernard R. Westhoff
      President

Business of the Company and the Association

On December 27, 1995, Joachim Federal Savings and Loan Association (Association) converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Missouri holding company, Joachim Bancorp, Inc. (Company). The Company sold 760,437 shares of common stock at $10 per share in conjunction with the subscription offering to the Association's Employee Stock Ownership Plan (ESOP), eligible account holders and other members. The Company retained 50% of the net conversion proceeds less the funds used to make the ESOP loan to the Association for purchase of shares of common stock for the Association's ESOP and used the balance of the net proceeds to purchase all of the stock of the Association issued in the conversion.

The Company has no significant assets other than the common stock of the Association, the loan to the ESOP and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Association.

The Association operates as a federally-chartered stock savings and loan association, originally chartered by the State of Missouri in 1962. The Association's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

The Association's primary business, as conducted through its office located in DeSoto, Missouri, is the origination of mortgage loans secured by one- to four-family residences located primarily in Jefferson County, Missouri. Lending activities are funded through attraction of deposit accounts, consisting of certificate accounts, money-market deposit accounts, savings accounts and NOW accounts. To a lesser extent, the Association originates mortgage loans on commercial and agricultural real estate as well as consumer loans.

Common Stock

The Company's common stock is traded on the Nasdaq Small Cap Market under the symbol "JOAC". The following table sets forth the market price and dividend information on the Company's common stock:

 Quarter Ended          High        Low         Dividend
 -------------          ----        ---         --------

December 31, 1995       $14.000     $10.000     $.000
March 31, 1996          $13.750     $11.500     $.125
June 30, 1996           $12.750     $11.750     $.125
September 30, 1996      $13.500     $12.250     $.125
December 31, 1996       $15.250     $13.500     $.125
March 31, 1997          $14.625     $14.000     $.125

Dividend declaration and payment decisions are made after considering a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in note 11 of the Notes to Consolidated Financial Statements.

As of March 31, 1997, the Company had approximately 300 stockholders of record (which includes nominees for beneficial owners holding shares in "street name").

               Selected Financial Highlights

Financial Condition Data:
                                               At March 31,
                                 -------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                                            (Dollars in Thousands)

Total assets                  $ 35,656    36,779    30,011    30,955   31,024
Cash and cash equivalents        2,092    5,385    2,979     2,227    2,364
Securities, certificates of
 deposit and FHLB stock          8,135    6,888    3,778     5,289    5,067
Loans receivable, net           23,772   22,932   22,106    22,374   22,459
Mortgage-backed and related
 securities                        840      874      137       183      195
Deposits                        24,825   25,644   25,475    26,582   26,918
Stockholders' equity (1)        10,334   10,751    4,083     3,847    3,553

Operating Data:
                                       For the Year Ended March 31,
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                                            (Dollars in Thousands)

Interest income               $ 2,537     2,349    2,058     2,139    2,356
Interest expense               (1,071)   (1,158)    (903)     (957)  (1,201)
                              -------     -----    -----     -----    -----
  Net interest income           1,466     1,191    1,155     1,182    1,155
Provision for loan losses         (12)      (11)     (21)      (17)     (42)
  Net interest income after   -------     -----    -----     -----    -----
   provision for loan
   losses                       1,454     1,180    1,134     1,165    1,113
Noninterest income                 67        57       71        82       77
Noninterest expense            (1,219)     (929)    (852)     (785)    (762)
  Earnings before income      -------     -----    -----     -----    -----
   taxes                          302       308      353       462      428
Income taxes                     (119)      (99)    (117)     (168)    (155)
                              -------     -----    -----     -----    -----
Net earnings                  $   183       209      236       294      273
                              =======     =====    =====     =====    =====
 Earnings per share           $   .25       .28    -         -        -
                              =======     =====    =====     =====    =====
 Dividends per share          $   .50      .125    -         -        -
                              =======     =====    =====     =====    =====

(1) Stockholders' equity at March 31, 1997 and 1996 includes $6.5 million from the net proceeds of the sale of common stock in connection with the conversion from mutual to stock form and the formation of a holding company.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The business of the Association is that of a financial intermediary consisting primarily of attracting deposits from the general public and using such deposits to originate mortgage loans secured by one to four family residences and, to a lesser extent, commercial and agricultural real estate loans, and consumer loans. The Association's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments. The operations of the Association are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). The Association's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

The Association's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Association is subject to interest rate risk, as are other financial institutions, to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

Asset/Liability Management

The Association's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Association has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Association's assets by originating loans with interest rates subject to periodic adjustment to market conditions. Accordingly, when possible, the Association has emphasized the origination of adjustable-rate mortgage (ARM) loans for retention in its portfolio. In addition, the Association maintains an investment portfolio with laddered maturities in shorter-term securities. The Association relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Association promotes transaction accounts and one- to three-year certificates of deposit. The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's assets, liabilities and off-balance sheet contracts. Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

The following table, sets forth as of March 31, 1997, the estimated changes in market value of equity based on the indicated interest rate environments:

        Change
   (In Basis Points)            Estimated Change In
   in Interest Rates            Net Portfolio Value
                                -------------------
                               (Dollars in Thousands)

        +400                   $ (1,236)        (14) %
        +300                       (834)         (9)
        +200                       (468)         (5)
        +100                       (176)         (2)
           0                        -            -
        -100                         43          -
        -200                        (21)         -
        -300                         30          -
        -400                        139           2

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, and net earnings. The Association has an agreement with the FHLB of Des Moines to provide cash advances, should the Association need additional funds. For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Association's liquidity ratio at March 31, 1997 was approximately 26%. The Association maintains a higher level of liquidity than required by regulation as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

The Association has $11.2 million in certificates due within one year and $9.6 million in other deposits without specific maturity at March 31, 1997. Management estimates that most of the deposits will be retained or replaced by new deposits.

Cash and cash equivalents and principal collections on loans were used to purchase certificates of deposit, fund loan originations and purchases and deposit outflows. Components of interest-bearing assets vary from time to time due to the availability and interest rates of short-term interest-bearing investments, securities, mortgage-backed securities and loans. Foreclosed real estate held for sale consists of one single-family property. Accrued interest receivable on securities and certificates of deposit increased due to the timing of interest receipts. Other assets decreased due to the timing of Federal income tax payments and timing of payment of certain prepaid items. Other liabilities increased due primarily to the timing of payment of certain payables.

During January, 1997, the Company repurchased $435,000 in treasury stock for the management recognition and development plan (MRDP). During May, 1997, the Company repurchased an additional 38,022 shares of treasury stock at a price of $14.3125 per share. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Association may also be reduced to the extent treasury stock purchases are funded by dividends from the Association to the Company.

Commitments to originate loans are legally binding agreements to lend to the Association's customers. Commitments to originate adjustable-rate mortgage loans at March 31, 1997, which generally expire in 90 days or less, were $193,000.

Average Balances, Interest and Average Yields and Rates

The following table presents for the years indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                  Year Ended March 31,
          --------------------------------------------------------------------
                     1997                  1996                 1995
          ------------------------ ---------------------- --------------------
                           Average                Average              Average
          Average  Inter-  Yield/ Average  Inter- Yield/ Average Inter- Yield/
          Balance  est     Cost   Balance  est    Cost   Balance est    Cost
          -------  ---     ----   -------  ---    ----   ------- ---    ----
                                     (Dollars in thousands)

Interest-
 earning
 assets:
Loans
 receiv-
 able  $ 23,593  1,905    8.08%   22,144  1,822  8.23%   22,364  1,743  7.79%
Mortgage-
 backed
 and
 related
 securi-
 ties       858     55    6.46%      193     13  7.01%      158     11  7.32%
Securities
 and FHLB
 stock    5,258    288    5.47%    3,118    168  5.38%    3,861    207  5.35%
Other
 interest-
 earning
 assets   5,269    289    5.48%    5,877    346  5.89%    2,065     97  4.69%
 Total --------  -----    ----   -------  -----  ----   -------  -----  ----
  interest-
  earning
  assets 34,978  2,537    7.25%   31,332  2,349  7.50%   28,448  2,058  7.23%
        -------  -----    ----   -------  -----  ----   -------  -----  ----
Interest-
 bearing
 liabilities:
NOW and
 money market
 accounts 2,721     78    2.87%    2,270     66  2.88%    2,625     69  2.61%
Savings
 accounts 6,318    174    2.75%    6,683    198  2.96%    8,209    226  2.76%
Certifi-
 cates   15,762    819    5.20%   16,740    894  5.34%   14,658    608  4.15%
 Total --------  -----  ----  -------  -----  ----  -------  -----  ----
  interest-
  bearing
  liabili-
  ties $ 24,801  1,071    4.32%   25,693  1,158  4.51%   25,492    903  3.54%
       --------  -----    ----   -------  -----  ----   -------  -----  ----
Net
 interest
 income
 before
 provision
 for loan
 losses $        1,466                    1,191                  1,155
              ========                   ======                 ======
Interest
 rate spread              2.93%                  2.99%                  3.69%
                          ====                   ====                   ====
Net earning
 assets $10,177                    5,639                  2,956
        =======                   ======                 ======
Net yield
 on average
 interest-
 earning
 assets                   4.19%                  3.80%                  4.06%
                          ====                   ====                 ====
Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabili-
 ties    141.03%                  121.94%                111.60%
         ======                   ======                 ======

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in volume (changes in volume multiplied by prior year's rate), rates (changes in rate multiplied by prior year's volume) and rate/volume (changes in rate multiplied by the changes in volume).

                                 Year Ended March 31,
               --------------------------------------------------------
                   1997  vs.  1996               1996  vs.  1995
               --------------------------    --------------------------
               Increase (Decrease) Due To    Increase (Decrease) Due To
               --------------------------    --------------------------
                             Rate/                         Rate/
               Volume  Rate  Volume  Total   Volume  Rate  Volume  Total
               ------  ----  ------  -----   ------  ----  ------  -----
                              (Dollars in Thousands)
Interest
 income:
Loans
 receivable   $ 119    (33)     (3)    83     (18)     98    (1)     79
Mortgage-
 backed and
 related
 securities      47     (1)     (4)    42       3      (1)   -        2
Securities and
 FHLB stock     115      3       2    120     (40)      1    -      (39)
Other interest-
 earning
 assets         (36)   (24)      3    (57)    179      25    45     249
Total         -----   ----    ----   ----    ----    ----  ----    ----
 interest-
 earning
 assets         245    (55)     (2)   188     124     123    44     291
              -----   ----    ----   ----    ----    ----  ----    ----
Interest expense:
Deposits        (40)   (49)      2    (87)      7     247     1     255
Total         -----   ----    ----   ----    ----    ----  ----    ----
 interest-
 bearing
 liabilities    (40)   (49)      2    (87)      7     247     1     255
              -----   ----    ----   ----    ----    ----  ----    ----
Net interest
 income      $  285     (6)     (4)   275     117    (124)   43      36
             ======   ====    ====   ====    ====    ====  ====    ====

Results of Operations

Comparison of the Year Ended March 31, 1997 to the Year Ended March 31, 1996
----------------------------------------------------------------------------

Net Earnings
Net earnings decreased by $26,000 from $209,000 for the year ended March 31, 1996 (1996) to $183,000 for the year ended March 31, 1997 (1997). The decrease in 1997 was due to a nonrecurring assessment to recapitalize the SAIF of $167,000, higher other noninterest expenses and income taxes, which more than offset higher net interest income and noninterest income.

Net Interest Income
Net interest income increased by $275,000 from $1,191,000 for 1996 to $1,466,000 for 1997. Net interest income increased as a result of a higher ratio of average interest-earning assets to average interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 121.94% for 1996 to 141.03% for 1997 since 1997 reflects a full year effect of the sale of common stock, compared with three months in 1996. Although the interest rate spread decreased slightly, the net yield on average interest-earning assets increased by 39 basis points. The interest rate spread decreased from 2.99% for 1996 to 2.93% for 1997. The net yield on average interest-earning assets increased from 3.80% for 1996 to 4.19% for 1997. Interest on loans receivable increased as a result of a higher average balance, which more than offset a lower weighted-average yield. During 1997 and 1996, the Association purchased $1.3 million and $1.4 million, respectively, of participating interests. The weighted-average yield declined from 8.23% for 1996 to 8.08% for 1997. Interest on mortgage-backed securities and interest on securities increased due to higher average balances. During 1996, the Association and Company purchased $2.2 million of Federal agency obligations, $800,000 of corporate debt and $756,000 of FHLMC and FNMA collateralized mortgage obligations. These investments were purchased primarily in the last quarter of 1996 from the proceeds from sale of common stock. Interest on other interest-earning assets decreased as a result of a lower average balance and weighted-average yield. Interest on deposits decreased due to a lower weighted-average rate and average balance. The weighted-average rate on deposits decreased from 4.51% for 1996 to 4.32% for 1997. The average balance of deposits decreased from $25.7 million for 1996 to $24.8 million for 1997.

Provision for Loan Losses
Provision for loan losses was $11,000 for 1996 and $12,000 for 1997. The Association experienced net loan recoveries of $200 for 1996 compared to net loan charge-offs of $10,000 for 1997. Nonaccrual loans (loans more than 90 days delinquent) consisted of four single-family loans which totalled $117,000 with an estimated collateral value of $184,000 at March 31, 1997. There were no nonaccrual loans at March 31, 1996. Management believes that the increase in nonaccrual loans is due to economic circumstances of the individual borrowers and is not related to an adverse economic trend. Provisions for loan losses are based upon management's consideration of existing and anticipated economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in the Association's provision for loan losses.

Noninterest Income
Noninterest income increased from $57,000 for 1996 to $67,000 for 1997. Loan service charges for 1997 include prepayment penalty income of $4,500 on a participation loan. The Association incurred net rental expense of $9,000 for 1996 related to foreclosed real estate which was sold in November, 1995. During 1997, the Association recognized income of $13,000 as a result of the sale of assets by its data processing service bureau. Other income for 1996 included a one-time patronage dividend of $14,500.

Noninterest Expense
Noninterest expense increased from $929,000 for 1996 to $1,219,000 for 1997 as a result of the special assessment to recapitalize the SAIF, higher compensation and benefits expenses, professional fees, and other noninterest expenses, offset by lower regular SAIF deposit insurance premiums. The Association's share of the one-time SAIF special assessment was $167,000. Subsequent to September 30, 1996, the Association's regular SAIF deposit premium was based on a lower assessment rate. Recurring SAIF premiums are expected to be assessable based on an annual revised rate of 6.48 basis points of deposits. Compensation and benefits increased due to the implementation of the Association's employee stock ownership plan (ESOP) and management recognition and development plan (MRDP). ESOP expense was $88,000 and $120,000 for 1996 and 1997, respectively. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's common stock. During July, 1996, the stockholders of the Company ratified the MRDP. MRDP expense was $69,000 for 1997 and includes $19,000 related to the accelerated vesting of shares upon the death of a director. Professional fees and other noninterest expense increased due to costs associated with operating as a public company, including NASDAQ fees, annual report printing and transfer agent fees.

Income Taxes
Income taxes increased as a result of a higher effective tax rate due to recapture of a portion of the Association's tax bad debt reserves and the tax effect of the ESOP. See note 9 of Notes to Consolidated Financial Statements for additional information.

Comparison of the Year Ended March 31, 1996 to the Year Ended March 31, 1995
----------------------------------------------------------------------------

Net Earnings
Net earnings decreased by $27,000 from $236,000 for the year ended March 31, 1995 to $209,000 for the year ended March 31, 1996. The decrease in net earnings was due to expenses associated with the employee stock ownership plan
(ESOP) and lower noninterest income, which was offset by higher net interest income and lower income taxes. Proceeds from the sale of common stock completed in December, 1995 of $6.5 million were invested for three months. However, ESOP expense was the equivalent of a full year of expense since it was retroactive to April 1, 1995.

Net Interest Income
Net interest income increased by $36,000 from $1,155,000 for 1995 to $1,191,000 for 1996. The increase in net interest income was due to a higher ratio of average interest-earning assets to average interest-bearing liabilities which more than offset the effect of a declining interest rate spread. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 111.60% for 1995 to 121.94% for 1996 due, in part, to proceeds from the sale of common stock. The interest rate spread decreased from 3.69% for 1995 to 2.99% for 1996 due primarily to a higher weighted-average rate paid on deposits. Interest on loans receivable increased due to a higher weighted-average yield, which more than offset a lower average balance. The weighted-average yield increased from 7.79% for 1995 to 8.23% for 1996 as a result of loan originations, refinances and repricing of ARM loans at market interest rates higher than the average yield on the existing loan portfolio. Interest on securities decreased as a result of a lower average balance. The average balance on securities decreased from $3.9 million for 1995 to $3.1 million for 1996. Interest on other interest-earning assets increased due to a higher average balance and weighted-average yield. The average balance on other interest-earning assets increased from $2.1 million for 1995 to $5.9 million for 1996 due, in part, to investment of proceeds from sale of common stock. Other interest-earning assets consist primarily of FHLB daily time accounts and time deposits. The weighted-average yield on other interest-earning assets increased from 4.69% for 1995 to 5.89% for 1996. Interest on deposits increased as a result of a higher weighted-average rate. The weighted-average rate on deposits increased from 3.54% for 1995 to 4.51% to 1996 due to rising market interest rates.

Provision for Loan Losses
Provision for loan losses decreased from $21,000 for 1995 to $11,000 for 1996. Net loan charge-offs were $10,000 for 1995 compared to net loan recoveries of $200 for 1996. The provision for loan losses was based upon management's consideration of existing and anticipated economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Association's provision for loan losses.

Noninterest Income
Noninterest income decreased from $71,000 for 1995 to $57,000 for 1996 due primarily to lower rental income on foreclosed real estate offset, in part, by a patronage dividend received from the Association's data processor. The Association had a 23.33% interest in an office building in the St. Louis area which was foreclosed upon in 1992. The lease with the building's only tenant expired on December 31, 1994. The building was sold in November, 1995.

Noninterest Expense
Noninterest expense increased from $852,000 for 1995 to $929,000 for 1996 due primarily to the implementation of the Association's employee stock ownership plan. ESOP expense was $88,000 for 1996 compared to none for 1995. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's common stock and ESOP shares committed to be released.

Income Taxes
Income taxes decreased from $117,000 for 1995 to $99,000 for 1996 as a result of lower earnings.

Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Association's assets and liabilities are critical to the maintenance of acceptable performance levels.

                     MICHAEL TROKEY & COMPANY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS
                          10411 CLAYTON ROAD
                      ST. LOUIS, MISSOURI  63131
                            (314) 432-0996

Report of Independent Auditors

The Board of Directors
Joachim Bancorp, Inc.
DeSoto, Missouri

We have audited the accompanying consolidated balance sheets of Joachim Bancorp, Inc. and subsidiary (Company) as of March 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joachim Bancorp, Inc. and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri
April 18, 1997

                         JOACHIM BANCORP, INC. AND SUBSIDIARY

                              Consolidated Balance Sheets

                                March 31, 1997 and 1996

      Assets                                      1997              1996
                                                  ----              ----

Cash and cash equivalents                   $   2,091,535         5,384,802
Certificates of deposit                         3,052,899         1,300,242
Securities held to maturity, at amortized
 cost (market value of $4,746,611 and
 $5,266,825, respectively)                      4,793,178         5,298,854
Stock in Federal Home Loan Bank of Des
 Moines                                           288,500           288,500
Mortgage-backed and related securities
 held to maturity, at amortized cost
 (market value of $820,499 and $861,705,
 respectively)                                    840,127           873,599
Loans receivable, net                          23,771,636        22,932,379
Premises and equipment, net                       358,133           365,101
Foreclosed real estate held for sale, net         126,104              -
Accrued interest receivable:
  Securities and certificates of deposit          170,483           120,420
  Mortgage-backed and related securities            4,651             4,850
  Loans receivable                                132,476           126,240
Other assets, including prepaid income taxes
 of $34,580 in 1996                                26,624            84,364
                                            -------------        ----------
    Total assets                            $  35,656,346        36,779,351
                                            =============        ==========
  Liabilities and Stockholders' Equity

Deposits                                    $  24,825,297        25,644,434
Accrued interest on deposits                       25,137            26,644
Advances from borrowers for taxes and
 insurance                                        122,711           128,166
Other liabilities                                 143,890            80,762
Accrued income taxes                               46,842              -
Deferred tax liability                            158,000           148,000
                                            -------------        ----------
    Total liabilities                          25,321,877        26,028,006
                                            -------------        ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value;
   1,000,000 shares authorized; none
   issued and outstanding                           -                  -
  Common stock, $.01 par value; 5,000,000
   shares authorized; 760,437 shares
   issued and outstanding                           7,604             7,604
  Additional paid-in capital                    7,047,500         7,077,876
  Common stock acquired by ESOP                  (448,440)         (538,130)
  Common stock acquired by MRDP                  (305,615)             -
  Retained earnings - substantially
   restricted                                   4,033,420         4,203,995
                                            -------------        ----------
      Total stockholders' equity               10,334,469        10,751,345
      Total liabilities and stockholders'   -------------        ----------
       equity                               $  35,656,346        36,779,351
                                            =============        ==========

See accompanying notes to consolidated financial statements.

                    JOACHIM BANCORP, INC. AND SUBSIDIARY

                    Consolidated Statements of Earnings

                Years Ended March 31, 1997, 1996, and 1995

                                           1997        1996         1995
                                           ----        ----         ----
Interest income:
  Loans receivable                    $ 1,905,148   1,821,537   1,743,197
  Mortgage-backed and related
   securities                              55,464      13,504      11,535
  Securities                              287,495     167,616     206,646
  Other interest-earning assets           288,810     346,100      96,802
                                      -----------   ---------   ---------
      Total interest income             2,536,917   2,348,757   2,058,180
Interest expense:                     -----------   ---------   ---------
  Deposits:
    NOW accounts                           33,322      30,287      30,510
    Money market deposit accounts          44,880      35,092      37,880
    Savings accounts                      173,624     198,097     226,268
    Certificates                          819,361     894,074     608,112
                                      -----------   ---------   ---------
      Total interest expense            1,071,187   1,157,550     902,770
                                      -----------   ---------   ---------
      Net interest income               1,465,730   1,191,207   1,155,410
Provision for loan losses                  12,300      11,587      21,147
      Net interest income after       -----------   ---------   ---------
       provision for loan losses        1,453,430   1,179,620   1,134,263
Noninterest income:                   -----------   ---------   ---------
  Loan service charges                     24,824      21,151      22,508
  NOW service charges                      22,365      23,611      26,801
  Rental income (expense) from
   foreclosed real estate                    (207)     (8,936)     15,337
  Gain on investment in data center        12,668        -           -
  Other                                     7,724      20,988       6,560
                                      -----------   ---------   ---------
      Total noninterest income             67,374      56,814      71,206
Noninterest expense:                  -----------   ---------   ---------
  Compensation and benefits               712,631     627,156     545,909
  Occupancy expense                        21,686      24,465      21,799
  Equipment and data processing expense 75,571 78,735 80,549 Loss (gain) on foreclosed real estate,
   net                                       -         (2,204)         45
  SAIF deposit insurance premium           44,510      58,927      59,963
  SAIF special assessment                 167,146        -           -
  Professional fees                        76,294      42,831      44,903
  Other                                   121,228      98,988      99,536
                                      -----------   ---------   ---------
      Total noninterest expense         1,219,066     928,898     852,704
                                      -----------   ---------   ---------
      Earnings before income taxes        301,738     307,536     352,765
Income taxes:                         -----------   ---------   ---------
  Current                                 109,000      77,000     111,000
  Deferred                                 10,000      22,000       6,000
                                      -----------   ---------   ---------
      Total income taxes                  119,000      99,000     117,000
                                      -----------   ---------   ---------
      Net earnings                    $   182,738     208,536     235,765
                                      ===========   =========   =========
Net earnings per common share         $       .25         .28        -
                                      ===========   =========   =========

See accompanying notes to consolidated financial statements.

                    JOACHIM BANCORP, INC. AND SUBSIDIARY

              Consolidated Statements of Stockholders' Equity

               Years Ended March 31, 1997, 1996 and 1995

                    Addi-     Common    Common                      Total
                    tional    Stock     Stock                       Stock-
           Common   Paid-in   Acquired  Acquired Retained Treasury  holders'
           Stock    Capital   By ESOP   By MRDP  Earnings  Stock    Equity
           -----    -------   -------   -------  --------  -----    ------
Balance at
March 31,
 1994     $    -        -         -         -    3,847,145    -   3,847,145

Net
 earnings      -        -         -         -      235,765    -     235,765

Balance at
March 31,
 1995          -        -         -         -    4,082,910    -   4,082,910

Proceeds
 from sale
 of common
 stock     7,604   7,066,321 (608,350)      -          -      -   6,465,575

Amortization
 of ESOP
 awards        -      11,555   70,220       -          -      -      81,775

Cash
 dividends
 of $.125
 per share     -        -         -         -      (87,451)   -     (87,451)

Net earnings   -        -         -         -      208,536    -     208,536
          ------   --------- --------  --------  --------- ----  ----------
Balance at
 March 31,
 1996      7,604   7,077,876 (538,130)      -    4,203,995    -  10,751,345

Purchase of
 treasury
 stock         -        -         -         -          - (435,343) (435,343)

Issuance of
 common
 stock for
 MRDP          -     (60,834)     -    (374,509)       -  435,343       -

Amortization of
ESOP awards    -      30,458   89,690       -          -      -     120,148

Amortization of
MRDP awards    -        -         -      68,894        -      -      68,894

Cash dividends
 of $.50
 per share     -        -         -         -     (353,313)   -    (353,313)

Net earnings   -        -         -         -      182,738    -     182,738
          ------   --------- --------  --------  --------- ----  ----------
Balance at
 March 31,
 1997     $7,604   7,047,500 (448,440) (305,615) 4,033,420    -  10,334,469
          ======   ========= ========= ========= ========= ====  ==========

See accompanying notes to consolidated financial statements.

                   JOACHIM BANCORP, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows

                 Years Ended March 31, 1997, 1996 and 1995


                                           1997        1996         1995
                                           ----        ----         ----
Cash flows from operating activities:
  Net earnings                        $   182,738     208,536     235,765
  Adjustments to reconcile net
   earnings to net cash provided by
   (used for) operating activities:
     Depreciation                          26,530      30,455      30,661
     ESOP expense                         120,148      87,775        -
     MRDP expense                          68,894        -           -
     Amortization of premiums, net on
      securities and mortgage-backed
      and related securities                7,244       9,969      11,206
     Provision for loan losses             12,300      11,587      21,147
     Loss (gain) on foreclosed real
      estate, net                            -         (2,204)         45
     FHLB stock dividends                    -         (5,700)       -
     Decrease (increase) in:
       Accrued interest receivable        (56,100)    (80,862)     (1,683)
       Other assets                        57,740       8,970     (40,338)
     Increase (decrease) in:
       Accrued interest on deposits        (1,507)      6,477       3,333
       Other liabilities                   63,128     (22,243)    (10,807)
       Accrued income taxes                46,842        -        (55,152)
       Deferred tax liability              10,000      22,000       6,000
       Other, net                          (2,657)       (242)       -
                                      -----------  ----------   ---------
         Net cash provided by (used for)
           operating activities           535,300     274,518     200,177
                                      -----------  ----------   ---------
Cash flows from investing activities:
  Loans receivable:
    Originated                         (3,862,116) (4,528,241) (4,080,439)
    Purchased                          (1,337,687) (1,411,120)   (334,620)
    Principal collections               4,251,046   5,223,306   4,553,965
  Purchase of mortgage-related
   securities held to maturity               -       (756,250)       -
  Principal collections on mortgage-
   backed securities held to maturity
   or for investment                       31,904      19,035      46,645
  Securities held to maturity or
   for investment:
    Purchased                            (500,000) (3,808,135)       -
    Proceeds from maturity              1,000,000     995,000   2,000,000
  Certificates of deposit:
    Purchased                          (3,000,000) (2,050,000) (1,000,000)
    Proceeds from maturity              1,250,000   1,750,000     500,000
  Proceeds from sale of (additions to)
    foreclosed real estate, net           (28,904)    238,668       2,140
  Purchases of premises and equipment     (19,562)     (6,808)    (12,460)
                                      -----------  ----------   ---------
         Net cash provided by (used for)
           investing activities      $ (2,215,319) (4,334,545)  1,675,231
                                     ============  ==========   =========

                                                              (Continued)

                    JOACHIM BANCORP, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                  Years Ended March 31, 1997, 1996 and 1995


(Continued)
                                           1997        1996         1995
                                           ----        ----         ----
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                          $  (819,137)    169,319  (1,107,316)
    Advances from borrowers for taxes
      and insurance                        (5,455)    (81,475)    (16,329)
  Proceeds from sale of common stock         -      6,465,575        -
  Cash dividends                         (353,313)    (87,451)       -
  Purchase of treasury stock             (435,343)       -           -
                                      -----------  ----------   ---------
        Net cash provided by (used
          for) financing activities    (1,613,248)  6,465,968  (1,123,645)
Net increase (decrease) in cash and   -----------  ----------   ---------
  cash equivalents                     (3,293,267)  2,405,941     751,763
Cash and cash equivalents at
  beginning of year                     5,384,802   2,978,861   2,227,098
Cash and cash equivalents at          -----------  ----------   ---------
  end of year                        $  2,091,535   5,384,802   2,978,861
                                     ============  ==========   =========

Supplemental disclosures of
 cash flow information:
Cash paid (received) during
 the year for:
  Interest on deposits               $  1,072,694   1,151,073     899,437
  Federal income taxes                     14,944      31,307     200,440
  State income taxes                       16,287       8,928      19,404
Real estate acquired in settlement
 of loans                            $     97,200        -        114,187


See accompanying notes to consolidated financial statements.

                 JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

                     March 31, 1997 and 1996 and
              Years Ended March 31, 1997, 1996 and 1995

(1)  Summary of Significant Accounting Policies
     On December 27, 1995, Joachim Federal Savings and Loan Association (Association) converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Missouri holding company, Joachim Bancorp, Inc. (Company). The following comprise the significant accounting policies which the Company and Association follow in preparing and presenting their consolidated financial statements:

     a. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Joachim Federal Savings and Loan Association. The consolidated financial statements also include the operations of JSLA Service Corp., a subsidiary of the Association. JSLA Service Corp. was established for the purpose of collecting appraisal fees and commissions on sale of mortgage life and credit life insurance. The Company has no significant assets other than common stock of the Association, and the loan to the ESOP, and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Association. All significant intercompany accounts and transactions have been eliminated.

     b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1,477,448 and $4,758,224 at March 31, 1997 and 1996, respectively.

     c. Certificates of deposit are carried at cost, and have original maturities of more than three months.

     d. Securities and mortgage-backed and related securities that the Association has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method.
           Securities and mortgage-backed and related securities not classified as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from net earnings and reported in a separate component of stockholders' equity. The Association does not purchase securities and mortgage-backed and related securities for trading purposes. The cost of securities sold is determined by specific identification.

         Collateralized mortgage obligations (CMOs) are mortgage derivatives and the type owned by the Association are classified as "low-risk" under regulatory guidelines. The Association does not purchase CMOs at any significant premium over par value to limit certain prepayment risks, and purchases only CMOs issued by U.S. government agencies in order to minimize credit risk.

     e. Loans receivable, net are carried at unpaid principal balances, less allowance for losses and net deferred loan fees. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

                 JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     f. Effective April 1, 1995, the Association adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
           - Income Recognition and Disclosures." Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Association considers a loan to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured under SFAS No. 114 and No. 118 include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single family loans and troubled debt restructurings. Such loans are placed on nonaccrual status at the point they become contractually delinquent more than 90 days. Impairment losses are recognized through an increase in the allowance for loan losses. There were no impaired loans under SFAS No. 114 and No. 118 at March 31, 1997 or 1996.

     g. Allowances for losses are available to absorb losses incurred on loans receivable and foreclosed real estate held for sale and represent additions charged to expense, less net charge-offs. In determining the allowance for losses to be maintained, management evaluates current economic conditions, past loss and collection experience, fair value of the underlying collateral and risk characteristics of the loan portfolio and foreclosed real estate held for sale. Management believes that allowances for losses on loans receivable and foreclosed real estate are adequate.

     h. Premises and equipment, net are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are forty years for the office building and five to ten years for furniture and equipment.

     i. Foreclosed real estate held for sale is carried at the lower of cost or fair value less estimated selling costs. Costs relating to improvement of foreclosed real estate are capitalized.

     j. Interest on securities, certificates of deposit, mortgage-backed and related securities and loans receivable is accrued as earned. Interest on loans receivable contractually delinquent more than ninety days is excluded from income until collected.

     k. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     l. Effective April 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 suggests that compensation cost for stock-based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an institution to use the intrinsic value based method under APB Opinion No. 25. The Company has adopted the disclosure requirements under SFAS No. 123, but will continue to recognize compensation expense for stock-based employee compensation plans under APB Opinion No. 25.

     m. Earnings per share for 1997 and 1996 are based upon the weighted-average shares outstanding. Earnings for the period April 1, 1995 to December 31, 1995 of $157,587 have been excluded from the calculation of earnings per share for 1996. Earnings for the period December 28, 1995 to December 31, 1995 were not significant. ESOP shares which have been committed to be released are considered outstanding. The weighted-average shares outstanding during the years ended March 31, 1997 and 1996 were 715,473 and 183,002.

     n. The following paragraphs summarize the impact of new accounting pronouncements:

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement focuses on the issues of accounting for transfers and servicing of financial assets, extinguishments of liabilities and financial assets subject to prepayment. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring generally after December 31, 1996, and for certain transactions after December 31, 1997. The provisions of SFAS No. 125 for financial assets subject to prepayment is effective for financial assets held on or acquired after January 1, 1997. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Association.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The Statements supersede APB Opinion No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share. The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997.

(2)  Risks and Uncertainties
     The Association is a community oriented financial institution which provides traditional financial services within the areas it serves. The Association is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans located primarily in Jefferson County, Missouri.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     The Association's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision
       (OTS). The Association is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. To better control the impact of changes in interest rates, the Association has sought to improve the match between asset and liability maturities or repricing periods and rates by emphasizing the origination of one and three year, adjustable-rate mortgage loans, offering certificates of deposit with terms of up to three years and maintaining a securities portfolio with laddered maturities of up to three years. The Association uses a net market value methodology provided by the OTS to measure its interest rate risk exposure. This exposure is a measure of the potential decline in the net portfolio value of the Association based upon the effect of an assumed 200 basis point increase or decrease in interest rates. Net portfolio value is the expected net cash flows from the institution's assets, liabilities and off-balance-sheet contracts. Credit risk is the risk of default on the Association's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Association. The Association is subject to periodic examination by regulatory agencies which may require the Association to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Association's regulators will not require further increases to the allowances.

(3)  Securities
     Securities are summarized as follows:
                                                     1997
                                  -------------------------------------------
                                              Gross       Gross
                                  Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains       Losses       Value
                                  ----        -----       ------       -----
     Debt securities held to
       maturity:
        Federal agency
         obligations            $ 3,498,407      1,213   (33,231)  3,466,389
        Municipal obligation        491,181        651       (61)    491,771
        Corporate debt              803,590       -      (15,139)    788,451
                                -----------      -----   -------   ---------
                                $ 4,793,178      1,864   (48,431)  4,746,611
                                ===========      =====   =======   =========
      Weighted-average rate            5.51%
                                ===========

                                                     1996
                                  -------------------------------------------
                                              Gross       Gross
                                  Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains       Losses       Value
                                  ----        -----       ------       -----
     Debt securities held to
       maturity:
        Federal agency
         obligations            $ 3,498,467      3,640   (16,076)  3,486,031
        Municipal obligations       743,794       -       (2,594)    741,200
        Corporate debt            1,056,593        217   (17,216)  1,039,594
                                -----------      -----   -------   ---------
                                $ 5,298,854      3,857   (35,886)  5,266,825
                                ===========      =====   =======   =========
      Weighted-average rate            5.43%
                                ===========

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     Securities with a carrying value of $900,000 were pledged to secure public deposits at March 31, 1997.

     Maturities of debt securities held to maturity at March 31, 1997 are summarized as follows:

                                              Amortized       Market
                                                Cost          Value
                                                ----          -----

      Due in one year or less             $   1,824,401     1,821,819
      Due in one year through five years      2,968,777     2,924,792
                                          -------------     ---------
                                          $   4,793,178     4,746,611
                                          =============     =========

(4)  Mortgage-backed and Related Securities
     Mortgage-backed and related securities held to maturity are summarized as follows:

                                                 1997
                              ---------------------------------------------
                                          Gross       Gross
                              Amortized   Unrealized  Unrealized     Market
                              Cost        Gains       Losses         Value
                              ----        -----       ------         -----

      GNMA participating
       certificate           $  85,430       -        (1,071)       84,359
      Collateralized         ---------   --------    -------       -------
       mortgage obligations:
        FHLMC                  251,483       -        (7,223)      244,260
        FNMA                   503,214       -       (11,334)      491,880
                             ---------   --------    -------       -------
                               754,697       -       (18,557)      736,140
                             ---------   --------    -------       -------
                             $ 840,127       -       (19,628)      820,499
                             =========   ========    =======       =======
      Weighted-average
        rate                      6.46%
                             =========

                                                 1996
                              ---------------------------------------------
                                          Gross       Gross
                              Amortized   Unrealized  Unrealized     Market
                              Cost        Gains       Losses         Value
                              ----        -----       ------         -----

      GNMA participating
       certificate           $ 117,468       -        (1,857)      115,611
      Collateralized         ---------   --------    -------       -------
       mortgage obligations:
        FHLMC                  251,845       -        (3,876)      247,969
        FNMA                   504,286       -        (6,161)      498,125
                             ---------   --------    -------       -------
                               756,131       -       (10,037)      746,094
                             ---------   --------    -------       -------
                             $ 873,599       -       (11,894)      861,705
                             =========   ========    =======       =======
      Weighted-average
       rate                       6.49%
                             =========

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

(5)  Loans Receivable, Net
     Loans receivable, net are summarized as follows:

                                                1997            1996
                                                ----            ----
      Real estate loans:
        Single-family, 1-4 units          $  21,141,671     20,649,338
        Multi-family, 5 or more units           363,347         33,977
        Construction                               -            98,800
        Commercial                              812,999        948,354
        Agricultural                          1,115,832        789,057
      Consumer loans                            177,158        228,998
      Auto loans                                 66,143         89,227
      Loans secured by deposits                 182,511        203,063
      Student loans                              10,011         14,631
                                          -------------     ----------
                                             23,869,672     23,055,445
      Allowance for losses                      (74,285)       (72,000)
      Deferred loan fees, net                   (23,751)       (51,066)
                                          -------------     ----------
                                          $  23,771,636     22,932,379
                                          =============     ==========
      Weighted-average rate                        8.09%          8.11%
                                          =============     ==========

     Adjustable-rate loans included in the loan portfolio amounted to approximately $20,407,000 and $20,289,000 at March 31, 1997 and 1996,
       respectively.

     Commercial real estate loans are secured by the following:

                                                1997            1996
                                                ----            ----
      Retail strip center                 $     480,540        496,000
      Country club                                 -           299,571
      Office buildings                          332,459        152,783
                                          -------------     ----------
                                          $     812,999        948,354
                                          =============     ==========

     Following is a summary of activity in allowance for losses:

                                         1997        1996        1995
                                         ----        ----        ----

     Balance, beginning of year       $  72,000      60,200      48,863
       Loan charge-offs                 (10,015)       (187)    (11,145)
       Loan recoveries                     -            400       1,335
       Provision charged to expense      12,300      11,587      21,147
                                      ---------      ------      ------
     Balance, end of year             $  74,285      72,000      60,200
                                      =========      ======      ======

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     At March 31, 1997 the Association had approximately $117,000 in nonaccrual loans (loans more than 90 days delinquent). There were no nonaccrual loans at March 31, 1996. The average balance of nonaccrual loans for the year ended March 31,1997 was approximately $118,000. Allowance for losses on nonaccrual loans amounted to approximately $12,000 at March 31, 1997. For the year ended March 31, 1997, gross interest income which would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to approximately $11,000. The amount of interest income included in the Association's net earnings for the year ended March 31, 1997 was approximately $5,500.

     The Association originates loans to officers and directors of the Association in the ordinary course of business. These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. In addition, a director of the Association is an officer of a title company which transacts business with the Association. The dollar amounts of the above transactions and related amounts due for periods covered by the consolidated financial statements have not been presented since the amounts are considered immaterial to the overall financial position or results of operations of the Association.

(6)  Premises and Equipment, Net
     Premises and equipment, net are summarized as follows:

                                                  1997         1996
                                                  ----         ----

     Land                                     $  106,420     106,420
     Office building                             321,213     313,013
     Furniture and equipment                     236,850     234,569
                                                 664,483     654,002
     Less accumulated depreciation               306,350     288,901
                                              ----------     -------
                                              $  358,133     365,101
                                              ==========     =======

     Depreciation expense for the years ended March 31, 1997, 1996 and 1995 was $26,530, $30,455 and $30,661, respectively.

(7)  Foreclosed Real Estate Held for Sale, Net
     Foreclosed real estate held for sale, net is summarized as follows:

                                                  1997         1996
                                                  ----         ----

     Foreclosed real estate held for sale     $  126,104        -
     Allowance for losses                           -           -
                                              ----------     -------
                                              $  126,104        -
                                              ==========     =======

    Following is a summary of activity in allowance for losses:

                                           1997         1996       1995
                                           ----         ----       ----

     Balance, beginning of year         $   -          13,000      13,000
       Charge-offs, net of gain on sale     -         (10,796)        (45)
       Loss charged (gain credited) to
        operations                          -          (2,204)         45
                                        ------        -------      ------
     Balance, end of year               $   -            -         13,000
                                        ======        =======      ======

     Foreclosed real estate held for sale consists of one single-family dwelling.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

(8)  Deposits
     Deposits are summarized as follows:

       Description and interest rate               1997        1996
                                                   ----        ----

   NOW accounts, 2.25%                      $   1,525,900    1,412,411
   Savings accounts, 2.75%                      5,869,890    6,917,334
   Money market deposit accounts, 4.53%
    and 3.50%, respectively                     2,178,143    1,166,674
                                            -------------   ----------
       Total transaction accounts               9,573,933    9,496,419
   Certificates:                            -------------   ----------
     3.00 -  3.99%                                 60,387       59,822
     4.00 -  4.99%                              2,358,252    3,997,941
     5.00 -  5.99%                             11,795,158    8,561,151
     6.00 -  6.99%                                712,752    3,189,967
     7.00 -  7.99%                                189,789      194,774
     8.00 -  8.99%                                135,026      144,360
       Total certificates, 5.24% and 5.36%, -------------   ----------
         respectively                          15,251,364   16,148,015
                                            -------------   ----------
       Total deposits                       $  24,825,297   25,644,434
                                            =============   ==========
   Weighted-average rate - deposits                  4.31%        4.40%
                                            =============   ==========

     Money market deposit accounts at March 31, 1997 include public funds in the amount of $1,116,242 at a rate of 5.50%. FHLB time certificates of deposit of $1,500,000 were pledged to secure this customer deposit.

     Certificate maturities are summarized as follows:

                                                  1997        1996
                                                  ----        ----

       First year                           $  11,198,543   12,441,200
       Second year                              3,081,476    2,775,033
       Third year                                 848,473      784,533
       Fourth year                                 10,000        6,562
       Fifth year                                  22,500       10,000
       After fifth year                            90,372      130,687
                                            -------------   ----------
                                            $  15,251,364   16,148,015
                                            =============   ==========

(9)  Income Taxes
     In computing Federal income tax, savings institutions are allowed a statutory bad debt deduction of otherwise taxable income of 8%, subject to limitations based on aggregate loans and deposit balances. Due to the limitation based on the level of deposits outstanding and retained earnings, the Association used the experience method bad debt deduction for the years ended March 31, 1996 and 1995. The Association also used the experience method bad debt deduction for the year ended March 31, 1997.

     On August 20, 1996 the Small Business Job Protection Act of 1996 was signed into law. Under the Act, tax bad debt reserves in excess of the base year level (March 31, 1988) are subject to recapture and payable in equal amounts over six years in tax years beginning April 1, 1996. Since the Association's loans outstanding at March 31, 1996 were less than loans outstanding at the end of the base year, the pro rata portion of the base year tax bad debt reserves are also

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

       subject to recapture and amounted to an additional tax liability of $7,000. Provisions of the Act repealed the percentage of taxable income method for the Association effective April 1, 1996.

     The provisions of SFAS No. 109 require the Association to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the amounts at March 31, 1988. The Association's tax bad debt reserves, as adjusted, were $1,079,000. The estimated deferred tax liability on such amount is approximately $367,000, which has not been recorded in the accompanying consolidated financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

     The components of the net deferred tax liability are summarized as follows:

                                                 1997          1996
                                                 ----          ----

     Deferred tax liabilities:
       Tax bad debt reserves arising after
         March 31, 1988 and amounts subject
         to recapture                          $   21,950      16,714
       FHLB stock dividends                        48,338      48,338
       Tax over book accumulated depreciation      63,481      66,821
       Accrued income and expense                  83,398      61,804
       Tax over book ESOP and MRDP expense           -          2,269
                                               ----------     -------
           Total deferred tax liabilities         217,167     195,946
     Deferred tax assets:                      ----------     -------
       Deferred loan fees, net                      8,773      19,895
       Book over tax ESOP and MRDP expense         22,952        -
       Allowance for losses on loans and
         foreclosed real estate                    27,442      28,051
                                               ----------     -------
           Gross deferred tax assets               59,167      47,946
           Valuation allowance                       -           -
                                               ----------     -------
           Net deferred tax assets                 59,167      47,946
                                               ----------     -------
           Net deferred tax liability          $  158,000     148,000
                                               ==========     =======

     Income taxes are summarized as follows:

                                           1997        1996        1995
                                           ----        ----        ----
     Current:
       Federal                          $  94,000      65,000     102,000
       State                               15,000      12,000       9,000
                                        ---------      ------     -------
                                          109,000      77,000     111,000
                                        ---------      ------     -------
     Deferred:
       Federal                             15,000      21,000        -
       State                               (5,000)      1,000       6,000
                                           10,000      22,000       6,000
                                        ---------      ------     -------
                                        $ 119,000      99,000     117,000
                                        =========      ======     =======

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     Deferred income tax expense represents the tax effects of reporting income and expense in different periods for financial reporting purposes than tax purposes as follows:

                                           1997        1996        1995
                                           ----        ----        ----

     Provision for loss on loans and
       foreclosed real estate           $   5,845      (3,073)     (5,543)
     Accrued income and expense            12,495      20,578       9,075
     Book depreciation less than (in
       excess of) tax depreciation         (3,340)      3,646      (3,532)
     Deferred state income taxes           (5,000)      1,000       6,000
     Other                                   -           (151)       -
                                        ---------      ------     -------
                                        $  10,000      22,000       6,000
                                        =========      ======     =======

     The provision for income taxes differs from the Federal statutory corporate tax rate to earnings before income taxes as follows:

                                           1997        1996        1995
                                           ----        ----        ----

     Tax at statutory rate                 34.0 %      34.0 %      34.0 %
     Increases (decreases) in taxes:
       Tax-exempt income                   (3.0)       (3.7)       (3.2)
       State income taxes, net of Federal
         tax benefit                         2.1         3.0         2.8
       Average fair value versus cost of
         ESOP shares                         3.4         1.8         -
       Excess tax bad debt reserves          2.3         -           -
       Surtax exemption                      (.6)       (1.1)        -
       Other, net                            1.2        (1.8)        (.4)
                                         -------       -----      ------
         Effective tax rate                 39.4 %      32.2 %      33.2 %
                                         =======       ======     ======

(10) Employee Benefits
     The Association participates in a multiemployer, defined benefit retirement plan which covers substantially all employees. Although the plan's assets exceed the actuarially computed value of vested benefits at June 30, 1996, the valuation date of the most recent report, the Association has an unfunded liability to the plan at March 31, 1997 of approximately $22,000 as a result of prior service cost. Plan benefits are fully vested after five years of service and are based on an employee's years of service and a percentage of the employee's average salary, using the five highest consecutive years preceding retirement. The Association's funding policy is to make contributions to the plan equal to the amount accrued as pension expense. Total pension expense for the years ended March 31, 1997, 1996 and 1995 was $35,420, $33,525 and $32,652, respectively.

     In connection with the conversion from mutual to stock form, the Association established an employee stock ownership plan (ESOP) for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty-one and completing one year of service.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     The ESOP borrowed $608,350 from the Company to fund the purchase of 60,835 shares of the Company's common stock. The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. The loan is secured solely by the common stock and is to be repaid in equal quarterly installments of principal and interest payable through March 2002 at an 8.50% interest rate. The intercompany ESOP note and related interest were eliminated in consolidation.

     The Association makes quarterly contributions to the ESOP which are equal to the debt service less dividends on unallocated ESOP shares used to repay the loan. Dividends on allocated shares will be paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service.

     Effective with the reorganization date the Association adopted SOP 93-6.
       As shares are committed to be released from collateral, the Association reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction to the ESOP loan. ESOP expense for the year ended March 31, 1997 and 1996 was $120,148 and $87,775, respectively. The fair value of unreleased shares based on market price of the Company's stock was $627,816 at March 31, 1997.

     The number of ESOP shares at March 31, 1997 are summarized as follows:

       Allocated shares                                    7,022
       Shares released for allocation                      8,969
       Unreleased shares                                  44,844
                                                          ------
          Total ESOP shares                               60,835
                                                          ======

     On July 17, 1996 the stockholders of Joachim Bancorp, Inc. ratified the
       1996 Stock Option Plan. Of the 76,044 shares reserved for issuance under the Stock Option Plan, 60,839 shares were awarded in July 1996, and the remainder are available for future awards. The stock options were awarded at $12.3125 per share which was equal to the average selling price of the Company's common stock on the NASDAQ exchange on the day prior to the date of grant. The shares granted vest ratably over a five-year period at the rate of 20% of such shares per year following the date of grant of the award and have a maximum term of ten years. At March 31, 1997 there were 3,802 shares exercisable. The Company has estimated the fair value of its stock option plan as required under SFAS No. 123 utilizing the Black-Scholes pricing model. The proforma effect on compensation expense for the year ended March 31, 1997 was considered immaterial and therefore has not been disclosed.

     On July 17, 1996, the stockholders ratified the Management Recognition and Development Plan (MRDP). All 30,417 shares under the MRDP were awarded in July, 1996, to directors, executive officers and employees. Compensation expense in the amount of the fair market value of the common stock at the date of grant is recognized pro rata over a five year period following the date of grant of the award. MRDP expense for 1997 was $68,894.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

(11) Stockholders' Equity and Regulatory Capital
     The Company issued 760,437 shares of common stock at $10 per share in conjunction with an initial public offering completed on December 27, 1995. Net proceeds from the sale of common stock in the offering were $6,465,575, after deduction of conversion costs of $530,445, and unearned compensation related to shares issued to the Employee Stock Ownership Plan. The Company retained 50% of the net conversion proceeds, less the funds used to originate a loan to the ESOP for the purchase of shares of common stock, and used the balance of the net proceeds to purchase all of the stock of the Association in the conversion.

     Deposit account holders and borrowers do not have voting rights in the Association. Voting rights were vested exclusively with the stockholders of the holding company. Deposit account holders continue to be insured by the SAIF. A liquidation account was established at the time of conversion in an amount equal to the capital of the Association as of the date of the latest balance sheet contained in the final prospectus. Each eligible account holder or supplemental eligible account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Association, and only in such event. This share will be reduced if the account holder's or supplemental eligible account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase in the related deposit balance.

     An OTS regulation restricts the Association's ability to make capital distributions, including paying dividends. The regulation provides that an institution meeting its capital requirements, both before and after its proposed capital distribution, may generally distribute the greater of (1) 75% of its net earnings for the prior four quarters or
       (2) 100% of its net earnings to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio (defined as the percentage by which the institution's capital-to-asset ratio exceeds the ratio of its capital requirements to its assets) at the beginning of the calendar year without prior supervisory approval. The regulation provides more significant restrictions on payment of dividends in the event that the capital requirements are not met.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989
       (FIRREA) requires that savings institutions maintain "core capital" of at least 3% of adjusted total assets. Under proposals currently being evaluated by the Office of Thrift Supervision (OTS), a savings institution's core capital requirement could be increased to between 4% and 5% of adjusted total assets. Core capital is defined to include stockholders' equity among other components. Savings institutions also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets." All of the Association's capital is tangible.

     In addition to requiring compliance with the core and tangible capital standards, FIRREA and the OTS regulation also require that savings institutions satisfy a risk-based capital standard. The level of such capital is based on a credit risk component and calculated by multiplying the value of each asset (including off-balance sheet commitments) by one of four risk factors. The four risk categories range from zero for cash to 100% for certain delinquent loans and repossessed property. Savings institutions must maintain an 8.0% risk-based capital level. Failure by a savings institution to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

     Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of March 31, 1997, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action.

     The Association's regulatory capital and regulatory capital requirements at March 31, 1997 are summarized as follows:

                                          Minimum Required   Minimum Required
                                            for Capital        to be "Well
                           Actual            Adequacy          Capitalized"
                       --------------    -----------------   ----------------
                       Amount   Ratio    Amount     Ratio    Amount     Ratio
                       ------   -----    ------     -----    ------     -----
                                        (Dollars in Thousands)

Consolidated
 stockholders'
 equity             $  10,334

Stockholders'
 equity of
 Company            $  (2,770)
                    ---------
Tangible capital    $   7,564    22.7%   $   500      1.5%

General valuation
 allowance          $      74
                    ---------
Total capital to
 risk-weighted-
 assets             $   7,638    46.7%   $ 1,309        8%   $ 1,636     10%
                    =========
Tier 1 capital to
 risk-weighted-
 assets             $   7,564    46.2%   $   654        4%   $   981      6%

Tier 1 capital to
 total assets       $   7,564    22.7%   $ 1,000        3%   $ 1,667      5%

(12) Financial Instruments with Off-Balance-Sheet Risk
     The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Association's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Association minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis. Generally, collateral held by the Association consists of a first or second mortgage on the borrower's property. The Association generally offers adjustable-rate loans in order to reduce the sensitivity of its earnings to interest rate fluctuations. Commitments at March 31, 1997 to originate adjustable-rate mortgage loans were approximately $193,000, expiring in 90 days or less.

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

(13) Condensed Parent Company Only Financial Statements
     The following condensed balance sheets and condensed statements of earnings and cash flows for Joachim Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                         BALANCE SHEETS
                                                    March 31,
                                           -------------------------
          Assets                               1997           1996
                                               ----           ----

      Cash and cash equivalents            $    165,487    1,319,229
      Certificates of deposit                   552,899       50,242
      Securities held to maturity             1,553,590    1,556,341
      ESOP note receivable                      461,259      532,306
      Accrued interest receivable                40,539       14,550
      Investment in subsidiary                7,563,985    7,279,073
      Other assets                               14,156        7,604
                                           ------------   ----------
        Total assets                       $ 10,351,915   10,759,345
                                           ============   ==========

          Liabilities and Stockholders' Equity

      Other liabilities                    $      2,446        7,000
      Accrued income taxes                         -           1,000
      Deferred tax liability                     15,000         -
                                           ------------   ----------
        Total liabilities                        17,446        8,000
      Stockholders' equity                   10,334,469   10,751,345
        Total liabilities and              ------------   ----------
          stockholders' equity            $  10,351,915   10,759,345
                                           ============   ==========

                       STATEMENTS OF EARNINGS

                                                          Period from
                                          Year Ended   December 27, 1995
                                          March 31,       to March 31,
                                            1997             1996
                                            ----             ----

Equity in earnings of the Association     $  95,870        185,776
Interest income                             193,218         53,069
Other expenses                              (59,350)       (15,309)
Income taxes                                (47,000)       (15,000)
                                          ---------        -------
  Net earnings                            $ 182,738        208,536
                                          =========        =======

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

                      STATEMENTS OF CASH FLOWS

                                                          Period from
                                          Year Ended   December 27, 1995
                                          March 31,       to March 31,
                                            1997             1996
                                            ----             ----

Cash flows from operating activities:
  Net earnings                            $ 182,738        208,536
  Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:
    Equity in earnings of Association       (95,870)      (185,776)
    Amortization of premiums on securities    2,751            231
    Interest credited to certificates of
      deposit                                (2,657)          (242)
    Decrease (increase) in:
      Accrued interest receivable           (25,989)       (14,550)
      Other assets                           (6,552)        (7,604)
    Increase (decrease) in:
      Other liabilities                      (4,554)         7,000
      Accrued income taxes                   (1,000)         1,000
      Deferred tax liability                 15,000           -
 Net cash provided by (used for)      -------------     ----------
   operating activities                      63,867          8,595
Cash flows from investing             -------------     ----------
   activities:
  Loan to ESOP                                 -          (608,350)
  Principal collected on loan to ESOP        71,047          76,044
  Purchase of common stock of Association      -        (3,536,962)
  Purchase of certificates of deposit      (500,000)       (50,000)
  Purchase of securities held to maturity      -        (1,556,572)
 Net cash provided by (used for)      -------------     ----------
   investing activities                    (428,953)    (5,675,840)
Cash flows from financing activities: -------------     ----------
  Proceeds from sale of common stock           -         7,073,925
  Cash dividends                           (353,313)       (87,451)
  Purchase of treasury stock               (435,343)          -
 Net cash provided by (used for)      -------------     ----------
   financing activities                    (788,656)     6,986,474
Net increase (decrease) in cash and   -------------     ----------
  cash equivalents                       (1,153,742)     1,319,229
Cash and cash equivalents at beginning
  of period                               1,319,229           -
Cash and cash equivalents at end of   -------------     ----------
  period                              $     165,487      1,319,229
                                      =============     ==========

                JOACHIM BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements

(14) Fair Value of Financial Instruments
     The carrying amounts and estimated fair values of the Company's financial instruments, are summarized as follows:

                                  1997                       1996
                          --------------------      ---------------------
                          Carrying       Fair       Carrying        Fair
                          Amount         Value       Amount         Value
                          ------         -----       ------         -----
Non-trading instruments
 and nonderivatives:
  Cash and cash
   equivalents         $  2,091,535    2,091,535    5,384,802    5,384,802
  Certificates of
    deposit               3,052,899    3,052,899     1,300,242    1,300,24
  Securities held to
    maturity              4,793,178    4,746,611     5,298,854    5,266,825
  Stock in FHLB of Des
    Moines                  288,500      288,500       288,500      288,500
  Mortgage-backed and
    related securities
    held to maturity        840,127      820,499       873,599      861,705
  Loans receivable, net  23,771,636   24,167,873    22,932,379   23,383,360
  Deposits             $ 24,825,297   24,828,347    25,644,434   25,726,206

     The following methods and assumptions were used in estimating the fair values of financial instruments:

     Cash and cash equivalents and certificates of deposit are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

     Fair values of securities and mortgage-backed and related securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.

     Stock in FHLB of Des Moines is valued at cost, which represents redemption value and approximates fair value.

     Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

     Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.

     The fair value of certificates of deposit is computed at fixed spreads to treasury securities with similar maturities.

CORPORATE INFORMATION

OFFICERS                 DIRECTORS

ANDREW H. ENGLAND        ANDREW H. ENGLAND            MARGARET F. SMITH
chairman of the board    retired funeral home owner   retired tire store owner
                         DeSoto, Missouri             DeSoto, Missouri
BERNARD R. WESTHOFF
president                BERNARD R. WESTHOFF          JAMES H. WILKINS
                         president                    retired railroad car
LEE ELLEN HOGAN                                        shop superintendent
senior vice-president,   LEE ELLEN HOGAN              DeSoto, Missouri
treasurer and secretary  senior vice-president,
                          treasurer and secretary     STOKELY R. WISCHMEIER
MELVIN L. YARBROUGH                                   President
vice-president           DOUGLAS G. DRAPER            Hopson Lumber Co.
                         Chairman of the Board        DeSoto, Missouri
                          and former owner
                          Hillsboro Title Co.
                          Hillsboro, Missouri

CORPORATE OFFICES                              SPECIAL COUNSEL
DeSoto Plaza                                   Breyer & Aguggia
DeSoto, Missouri 63020                         1300 I Street N.W.
Telephone (314) 586-8821                       Suite 470 East
                                               Washington, D.C. 20005

STOCK TRANSFER AGENT AND REGISTRAR             AUDITORS
Registrar and Transfer Company                 Michael Trokey & Company, P.C.
10 Commerce Drive                              Certified Public Accountants
Cranford, New Jersey  07016                    10411 Clayton Road
                                               St. Louis, Missouri 63131

STOCKHOLDERS' ANNUAL MEETING
The annual meeting of Joachim Bancorp, Inc. will be held on July 16, 1997 at 2:00 p.m., at 712 S. Main Street, DeSoto, Missouri.

FORM 10-KSB
A COPY OF FORM 10-KSB, INCLUDING FINANCIAL STATEMENT SCHEDULES, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR THE ANNUAL MEETING UPON REQUEST TO THE SECRETARY, JOACHIM BANCORP, INC., DESOTO PLAZA, DESOTO, MISSOURI 63020.

                                        EXHIBIT 21

                               Subsidiaries of the Registrant

                                     Exhibit 21

                             Subsidiaries of Registrant

                                   Percentage             Jurisdiction or
Subsidiaries (1)                     Owned             State of Incorporation
----------------                     -----             ----------------------

Joachim Federal Savings and Loan
  Association                        100%                    United States

JSLA Service Corp.                   100%                      Missouri

------------------
(1) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.

                                EXHIBIT 23

                      Consent of Independent Auditors

                            MICHAEL TROKEY & COMPANY, P.C.
                             Certified Public Accountants
                                  10411 Clayton Road
                                  St. Louis, MO 63131
                                    (314) 432-0996



Board of Directors
Joachim Bancorp, Inc.
DeSoto Plaza
DeSoto, Missouri 63020

Members of the Board:

     We consent to the incorporation by reference in the registration statement on Form S-8 of Joachim Bancorp, Inc. (the "Company") (File No. 333-
9179) of our report dated April 18, 1997 on the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 filed pursuant to the Securities Exchange Act of 1934, as amended.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri
June 24, 1997