Form 10QSB
period 1997-06-30
JOACHIM BANCORP INC
filed 1997-08-14
CIK 1000449

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   450 5TH STREET, N.W.
                                  WASHINGTON, D. C. 20549



                                        FORM 10-QSB

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


         Class                                      Outstanding July 23, 1997
Common Stock, par value $.01 per share                    722,415 Shares


                          JOACHIM BANCORP, INC. AND SUBSIDIARY

                                        FORM 10-QSB

                            FOR THE QUARTER ENDED JUNE 30, 1997

                                           INDEX

                                                                    PAGE NO.

PART I - Financial Information (Unaudited)

     Consolidated Balance Sheets                                     1

     Consolidated Statements of Earnings                             2

     Consolidated Statements of Cash Flows                           3

     Note to Consolidated Financial Statements                       4

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 5


PART II - Other Information                                          8

                       JOACHIM BANCORP, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets
                                     (Unaudited)


                                                                June 30,     March 31,
    Assets                                                        1997          1997
Cash and cash equivalents                                  $   2,156,917    2,091,535
Certificates of deposit                                        1,903,584    3,052,899
Securities held to maturity, at amortized cost
  (market value of $4,776,023 and $4,746,611,
   respectively)                                               4,791,738    4,793,178
Stock in Federal Home Loan Bank of Des Moines                    288,500      288,500
Mortgage-backed and related securities held to
 maturity, at amortized cost (market value of
 $830,634 and $820,499, respectively)                            837,419      840,127
Loans receivable, net                                         24,235,820   23,771,636
Premises and equipment, net                                      431,072      358,133
Foreclosed real estate held for sale, net                           -         126,104
Accrued interest receivable:
  Securities and certificates of deposit                         124,867      170,483
  Mortgage-backed securities                                       4,636        4,651
  Loans receivable                                               144,603      132,476
Other assets                                                      18,442       26,624
    Total assets                                           $  34,937,598   35,656,346

  Liabilities and Stockholders' Equity

Deposits                                                   $  24,605,676   24,825,297
Accrued interest on deposits                                      21,096       25,137
Advances from borrowers for taxes and insurance                  178,178      122,711
Other liabilities                                                 67,554      143,890
Income taxes payable                                             227,144      204,842
    Total liabilities                                         25,099,648   25,321,877
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; none issued and outstanding                   -            -
  Common stock, $.01 par value; 5,000,000 shares
   authorized; 760,437 shares issued                               7,604        7,604
  Additional paid-in capital                                   7,057,638    7,047,500
  Common stock acquired by ESOP                                 (426,017)    (448,440)
  Common stock acquired by MRDP                                 (287,826)    (305,615)
  Treasury stock, at cost, 38,022 shares                        (544,190)        -
  Retained earnings - substantially restricted                 4,030,741    4,033,420
    Total stockholders' equity                                 9,837,950   10,334,469
    Total liabilities and stockholders' equity             $  34,937,598   35,656,346

See accompanying note to consolidated financial statements.

                      JOACHIM BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Earnings
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                                  1997         1996
Interest income:
  Loans receivable                                           $    492,389     468,224
  Mortgage-backed and related securities                           13,531      14,126
  Securities                                                       70,914      74,269
  Other interest-earning assets                                    58,046      84,454
    Total interest income                                         634,880     641,073
Interest expense on deposits                                      269,135     274,783
    Net interest income                                           365,745     366,290
Provision for loan losses                                           3,141       1,500
    Net interest income after provision
      for loan losses                                             362,604     364,790
Noninterest income:
  Loan service charges                                              4,765       9,784
  NOW service charges                                               4,691       6,689
  Rental income (expense) from foreclosed
    real estate                                                      (311)       -
  Gain on investment in data center                                            12,668
  Other                                                               984       1,276
    Total noninterest income                                       10,129      30,417
Noninterest expense:
  Compensation and benefits                                       182,812     157,433
  Occupancy expense                                                 4,879       4,407
  Equipment and data processing expense                            18,297      20,341
  Loss (gain) on foreclosed real estate, net                       (7,387)       -
  SAIF deposit insurance premium                                    3,885      14,485
  Professional services                                            18,776      14,764
  Other                                                            19,553      26,564
    Total noninterest expense                                     240,815     237,994
    Earnings before income taxes                                  131,918     157,213
Income taxes                                                       49,900      56,260
    Net earnings                                             $     82,018     100,953

Net earnings per common share                                $        .11         .14

Weighted-average shares outstanding                               721,741     707,745

Dividends per share                                          $       .125        .125

See accompanying note to consolidated financial statements.

                         JOACHIM BANCORP, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                                   Three Months Ended
                                                                       June 30,
                                                                    1997         1996
Cash flows from operating activities:
  Net earnings                                               $     82,018     100,953
  Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities:
      Depreciation                                                  5,749       8,376
      ESOP expense                                                 32,561      28,028
      MRDP expense                                                 17,789        -
      Amortization of premiums, net on securities and
        mortgage-backed securities                                  1,440       1,476
      Provision for loan losses                                     3,141       1,500
      Loss (gain) on foreclosed real estate, net                   (7,387)       -
      Decrease (increase) in:
        Accrued interest receivable                                33,504        (185)
        Other assets                                                8,182      55,210
      Increase (decrease) in:
        Accrued interest on deposits                               (4,041)     (2,824)
        Other liabilities                                         (76,336)    (13,106)
        Income taxes payable                                       22,302      25,333
        Other, net                                                   (685)       (649)
          Net cash provided by (used for) operating activities    118,237     204,112
Cash flows from investing activities:
  Loans receivable:
    Originated                                                 (1,482,779) (1,423,016)
    Principal collections                                         986,622   1,564,198
  Principal collections on mortgage-backed
   securities held to maturity                                      2,708       2,465
  Securities held to maturity:
    Proceeds from maturity                                           -        250,000
  Certificates of deposit:
    Purchased                                                    (600,000) (1,750,000)
    Proceeds from maturity                                      1,750,000     500,000
  Proceeds from sale of foreclosed real estate, net               162,323        -
  Purchases of premises and equipment                             (78,688)     (2,122)
        Net cash provided by (used for) investing activities      740,186    (858,475)
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                                     (219,621)   (401,868)
    Advances from borrowers for taxes and insurance                55,467      64,609
  Purchase of treasury stock                                     (544,190)       -
  Cash dividends                                                  (84,697)    (88,328)
        Net cash provided by (used for) financing activities     (793,041)   (425,587)
Net increase (decrease) in cash and cash equivalents               65,382  (1,079,950)
Cash and cash equivalents at beginning of period                2,091,535   5,384,802
Cash and cash equivalents at end of period                   $  2,156,917   4,304,852
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest on deposits                                     $    273,176     277,607
    Federal income taxes                                           27,598        -
    State income taxes                                               -           -
  Real estate acquired in settlement of loans                $     28,832        -

See accompanying note to consolidated financial statements.

                       JOACHIM BANCORP, INC. AND SUBSIDIARY
                     Note to Consolidated Financial Statements


 (1)The information contained in the accompanying consolidated financial statements is unaudited.
    In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 1997 contained in the Annual Report to stockholders and as an exhibit filed with Form 10-KSB.

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

Liquidity and Capital Resources

The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings.  The Association has an agreement with the Federal Home Loan Bank of
Des Moines to provide cash advances.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits.  The minimum level of liquidity required by regulation is presently 5%.  The
Association's liquidity ratio was approximately 28% at June 30, 1997.

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

The Bank is required to maintain certain minimum capital requirements under OTS regulations.  Failure by a savings institution to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.



The Association's regulatory capital and regulatory capital requirements at June 30, 1997 are summarized as follows:

                                                  Minimum Required    Minimum Required
                                                   for Capital         to be "Well
                                     Actual         Adequacy           Capitalized"
                              Amount      Ratio  Amount      Ratio  Amount      Ratio
                                                 (Dollars in Thousands)

 Consolidated stockholders'
    equity                  $   9,838

 Stockholders' equity of
    Company                 $  (2,156)

 Tangible capital           $   7,682     23.1% $    498      1.5%

 General valuation allowance$     78

 Total capital to risk-
    weighted assets         $   7,760     46.2% $  1,345      8.0%  $ 1,681     10.0%

 Tier 1 capital to risk
    weighted-assets         $   7,682     45.7% $    672      4.0%  $ 1,009      6.0%

 Tier 1 capital to total
   assets                   $   7,682     23.1% $    996      3.0%  $ 1,661      5.0%

Commitments to originate adjustable-rate and fixed-rate mortgage loans at June 30, 1997 were approximately $98,000 and $165,000, respectively.

Financial Condition
Maturing certificates of deposit and principal collections on loans were used to fund purchase of treasury shares, loan originations and deposit account withdrawals.  Premises and equipment increased due to remodeling costs.  Estimated cost to complete the remodeling of the Association's office building was approximately $50,000 at June 30, 1997.  Foreclosed real estate held for sale was sold during the quarter ended March 31, 1997 at a net gain of $7,387.  Advances by borrowers for taxes and insurance increased due to seasonal factors.  Real estate taxes are paid on behalf of borrowers in
December of each year.  Other liabilities decreased due to the timing of payment of certain accrual items.

Asset Quality
Loans are generally placed on a nonaccrual status when contractually delinquent more than ninety days.
Nonaccrual loans amounted to $60,000, or .25% of net loans receivable, at June 30, 1997.

                         JOACHIM BANCORP, INC. AND SUBSIDIARY
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


                                 Results of Operations

Net Earnings
Net earnings decreased from $101,000 for the three months ended June 30, 1996 to $87,000 for the three months ended June 30, 1997.  The decrease was due to lower noninterest income, offset by lower income taxes.

Net Interest Income
Net interest income remained approximately $366,000 at both June 30, 1997 and 1996.  Interest on loans receivable increased as both the average balance and yield increased.  The average balance increased from $23.0 million for the three months ended June 30, 1996 to $24.1 million for the three months ended June 30, 1997.  Interest on other interest-earning assets decreased due primarily to a decline in the average balance from $6.1 million for 1996 to $4.1 million for 1997.  Components of interest income change from time to time based on the availability, quality and interest rates on securities, MBSs and other interest-earning assets.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Association's provision for loan losses.  As a result of this evaluation, the Association's provision for loan losses amounted to $1,500 for the three month period ended June 30, 1996, as compared to $3,141 for the three month period ended June 30, 1997.

Noninterest Income
Noninterest income decreased from $30,000 for the three months ended June 30, 1996 to $10,000 for the three months ended June 30, 1997.  During the three months ended June 30, 1996 the
Association recognized income of $13,000 as a result of the sale of assets of the Association's data processing service bureau to its successor.  In addition, the Association recognized prepayment penalty income of $4,500 on a participation loan.

Noninterest Expense
Noninterest expense increased from $238,000 for the three months ended June 30, 1996 to $241,000 for the three months ended June 30, 1997.  Compensation and benefits expense increased for the three months ended June 30, 1997 primarily due to the implementation of the Association's Management
Recognition and Development Plan (MRDP) in July, 1996.  MRDP expense for the three months ended
June 30, 1997 was $18,000 compared to none in the 1996 period.  ESOP plan expense was $28,000 for the three months ended June 30, 1996 and $33,000 for the 1997 period.  Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the
Company's stock.  The Association sold two foreclosed properties held for sale in the three months ended June 30, 1997 at a net gain of $7,000.  There were no sales in the comparable 1996 period.
Subsequent to the September 30, 1996 one-time special SAIF assessment, the Association's recurring
SAIF premiums are assessable at a lower rate.

Income Taxes
Income taxes decreased due to the level of earnings before income taxes.

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


                                JOACHIM BANCORP, INC.
                                      (Registrant)


DATE: July 30, 1997             BY: Bernard R. Westhoff
                                    Bernard R. Westhoff, President and
                                    Duly Authorized Officer



                                BY: Lee Ellen Hogan
                                    Lee Ellen Hogan, Treasurer and
                                    Chief Financial Officer