Form 10QSB
period 1997-09-30
JOACHIM BANCORP INC
filed 1997-11-14
CIK 1000449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            450 5TH STREET, N.W.
                          WASHINGTON, D.C.  20549



                                FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1997

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


        Class                                   Outstanding October 31, 1997
Common Stock, par value $.01 per share                 722,415 Shares



                       JOACHIM BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-QSB

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                     JOACHIM BANCORP, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets
                                 (Unaudited)



                                                                                     September 30,        March 31,
      Assets                                                                             1997               1997
Cash and cash equivalents                                                       $      3,020,220         2,091,535
Certificates of deposit                                                                1,143,427         3,052,899
Securities held to maturity, at amortized cost (market value of
      $4,413,059 and $4,746,611, respectively)                                         4,415,282         4,793,178
Stock in Federal Home Loan Bank of Des Moines                                            288,500           288,500
Mortgage-backed and related securities held to maturity, at
   amortized cost (market value of $834,663 and $820,499,
   respectively)                                                                         834,663           840,127
Loans receivable, net                                                                 24,624,133        23,771,636
Premises and equipment, net                                                              472,915           358,133
Foreclosed real estate held for sale, net                                                   -               126,104
Accrued interest receivable:
   Securities and certificates of deposit                                                 88,001           170,483
   Mortgage-backed and related securities                                                  4,621             4,651
   Loans receivable                                                                      147,038           132,476
Other assets                                                                              34,694            26,624
        Total assets                                                            $     35,073,494        35,656,346

   Liabilities and Stockholders' Equity

Deposits                                                                        $     24,616,652        24,825,297
Accrued interest on deposits                                                              23,210            25,137
Advances from borrowers for taxes and insurance                                          246,134           122,711
Other liabilities                                                                        104,343           143,890
Income taxes payable                                                                     213,157           204,842
        Total liabilities                                                             25,203,496        25,321,877
Commitments and contingencies
Stockholders' equity;
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued and outstanding                                               -                 -
   Common stock, $.01 par value; 5,000,000 shares authorized;
      760,437 shares issued                                                                7,604             7,604
   Additional paid-in capital                                                          7,067,986         7,047,500
   Common stock acquired by ESOP                                                        (403,595)         (448,440)
   Common stock acquired by MRDP                                                        (270,037)         (305,615)
   Treasury stock, at cost, 38,022 shares                                               (544,190)             -
   Retained earnings - substantially restricted                                        4,012,230         4,033,420
        Total stockholders' equity                                                     9,869,998        10,334,469
        Total liabilities and stockholders' equity                              $     35,073,494        35,656,346

See accompanying notes to consolidated financial statements.


                     JOACHIM BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                              September 30,                    September 30,
                                                          1997               1996           1997           1996
Interest income:
   Loans receivable                               $       497,307         469,666         989,696          937,890
   Mortgage-backed and related securities                  13,486          13,941          27,017           28,067
   Securities                                              69,678          72,826         140,592          147,095
   Other interest-earning assets                           52,871          80,044         110,917          164,498
     Total interest income                                633,342         636,477       1,268,222        1,277,550
Interest expense on deposits                              274,418         270,479         543,553          545,262
     Net interest income                                  358,924         365,998         724,669          732,288
Provision for loan losses                                   1,500           2,000           4,641            3,500
     Net interest income after
        provision for loan losses                         357,424         363,998         720,028          728,788
Noninterest income:
   Loan service charges                                     4,982           4,754           9,747           14,538
   NOW service charges                                      4,640           5,397           9,331           12,086
   Gain on investment in data center                         -               -               -              12,668
   Other                                                    3,321           1,297           3,994            2,573
     Total noninterest income                              12,943          11,448          23,072           41,865
Noninterest expense:
   Compensation and benefits                              194,863         194,749         377,675          352,182
   Occupancy expense                                        5,977           6,186          10,856           10,593
   Equipment and data processing expense                   18,026          19,162          36,323           39,503
   Loss (gain) on foreclosed real estate, net                -               -             (7,387)            -
   SAIF deposit insurance premium                           3,896          14,705           7,781           29,190
   SAIF deposit special assessment                           -            167,146            -              167,146
   Professional services                                   20,103          26,553          38,879           41,317
   Other                                                   22,276          32,988          41,829           59,552
     Total noninterest expense                            265,141         461,489         505,956          699,483
     Earnings before income taxes                         105,226         (86,043)        237,144           71,170
Income taxes                                               39,040         (35,260)         88,940           21,000
     Net earnings                                 $        66,186         (50,783)        148,204           50,170

Net earnings per common share                     $           .09            (.07)            .20              .07

Weighted-average shares outstanding                       729,843         710,573         723,694          712,280

Dividends per share                               $          .125            .125             .25              .25

See accompanying notes to consolidated financial statements.



                        JOACHIM BANCORP,INC. AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                September 30,
                                                                                            1997              1996
Cash flows from operating activities:
   Net earnings                                                                      $        148,204            50,170
   Adjustments to reconcile net earnings to net cash provided by
     (used for) operating activities:
        Depreciation expense                                                                   11,498            14,791
        ESOP expense                                                                           65,331            56,056
        MRDP expense                                                                           35,578            33,316
        Amortization of premiums (discounts), net on securities and MBS                         2,896               796
        Provision for loan losses                                                               4,641             3,500
        Loss (gain) on foreclosed real estate, net                                             (7,387)             -
        Decrease (increase) in:
           Accrued interest receivable                                                         67,950             7,247
           Other assets                                                                        (8,070)           (9,829)
        Increase (decrease) in:
           Accrued interest on deposits                                                        (1,927)           (3,366)
           Other liabilities                                                                  (39,547)          194,104
           Income taxes payable                                                                 8,315              -
        Other, net                                                                             (1,240)             -
             Net cash provided by (used for) operating activities                             286,242           346,785
Cash flows from investing activities:
   Loans receivable:
     Originated                                                                            (2,878,580)       (3,215,548)
     Principal collections                                                                  1,992,610         2,546,103
   Principal collections on mortgage-backed and related securities                              5,464            16,933
   Securities held to maturity:
     Proceeds from maturity                                                                   375,000           250,000
   Certificates of deposit:
     Purchased                                                                               (600,000)       (1,750,000)
     Proceeds from maturity                                                                 2,510,712           500,000
   Purchases of premises and equipment                                                       (126,280)           (2,122)
   Proceeds from sale of (additions to) foreclosed real estate, net                           162,323              -
             Net cash provided by (used for) investing activities                           1,441,249        (1,654,634)
Cash flows from financing activities:
   Net increase (decrease) in:
     Deposits                                                                                (208,645)         (919,422)
     Advances from borrowers for taxes and insurance                                          123,423           113,261
     Purchase of treasury stock                                                              (544,190)             -
     Cash dividends                                                                          (169,394)         (176,657)
             Net cash provided by (used for) financing activities                            (798,806)         (982,818)
             Net increase (decrease) in cash and cash equivalents                             928,685        (2,290,667)
Cash and cash equivalents at beginning of period                                            2,091,535         5,384,802
Cash and cash equivalents at end of period                                           $      3,020,220         3,094,135
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest on deposits                                                            $        545,480           548,628
     Income taxes                                                                    $         86,086            24,000
Real estate acquired in settlement of loans                                          $         28,832              -

See accompanying notes to consolidated financial statements.


                   JOACHIM BANCORP,INC. AND SUBSIDIARY

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


                    JOACHIM BANCORP,INC. AND SUBSIDIARY

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

During the quarter ended September 30, 1997, Mrs. Margaret Smith and Mr. Andrew England changed from director to director emeritus status.  Effective October 16, 1997, the bylaws were amended reducing the number of directors from seven to five.

Year 2000

The Association is reviewing computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year
2000" software failures.  All major customer applications are processed through the outside service bureau.  The service bureau has indicated that it expects to modify existing programs to make them year 2000 compliant.  Management of the Association is unable to estimate any additional expense related to this issue.  Any year 2000 compliance failures could result in additional expense to the
Association.

Liquidity and Capital Resources

The Association's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings.  The Association has an agreement with the Federal Home Loan Bank of
Des Moines to provide cash advances.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits.  The minimum level of liquidity required by regulation is presently 5%.  The
Association's liquidity ratio was approximately 27% at September 30, 1997.

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


                   JOACHIM BANCORP,INC. AND SUBSIDIARY


The Association is required to maintain certain minimum capital requirements under OTS regulations.
Failure by a savings institution to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.
Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the
Association must meet specific capital guidelines that involve quantitative measures of the
Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Association's actual and required capital amounts and ratios at September 30, 1997 are summarized as follows:

                                                                   Minimum Required         Minimum Required
                                                                       for Capital               to be "Well
                                                 Actual                  Adequacy                 Capitalized"
                                            Amount       Ratio        Amount       Ratio        Amount       Ratio
                                                                 (Dollars in Thousands)
   Consolidated stockholders'
     equity                           $      9,870

   Stockholders' equity of
     Company                          $     (2,079)

   Tangible capital                   $      7,791        23.3%     $    501        1.5%

   General valuation allowance        $         79

   Total capital to risk-
     weighted assets                  $      7,870        46.5%      $ 1,354        8.0%      $ 1,692        10.0%

   Tier 1 capital to risk
     weighted-assets                  $      7,791        46.0%     $    677        4.0%      $ 1,015         6.0%

   Tier 1 capital to total assets     $      7,791        23.3%      $ 1,003        3.0%      $ 1,671         5.0%


Commitments to originate adjustable-rate and fixed-rate mortgage loans at September 30, 1997 were approximately $122,000 and $137,000, respectively.

Financial Condition
Maturing certificates of deposit and principal collections on loans were used to fund purchase of treasury shares, loan originations, deposit account withdrawals and an increase in cash and cash equivalents.  Premises and equipment increased due to remodeling costs.  Estimated cost to complete the remodeling of the Association's office building was approximately $15,000 at September 30, 1997.
Foreclosed real estate held for sale was sold during the quarter ended June 30, 1997 at a net gain of
$7,387.  Accrued interest receivable decreased due to a substantial decrease in certificates of deposit and the timing of collection of interest on securities.  Accrued interest on mortgage loans increased due to higher level of loans, lower nonaccrual loans, and higher interest rates on new loans.  Advances from borrowers for taxes and insurance increased due to seasonal factors.  Real estate taxes are paid on behalf of borrowers in December of each year.  Other liabilities decreased due to the timing of payment of certain accrual items.

Asset Quality
Loans are generally placed on a nonaccrual status when contractually delinquent more than ninety days.
Nonaccrual loans amounted to $69,000, or .28% of net loans receivable, at September 30, 1997.


                    JOACHIM BANCORP,INC. AND SUBSIDIARY

                            Results of Operations

Net Earnings
Net earnings increased from a loss of $51,000 for the three months ended September 30, 1996 to net earnings of $66,000 for the three months ended September 30, 1997.  Net earnings increased from
$50,000 for the six months ended September 30, 1996 to $148,000 for the six months ended
September 30, 1997.  The increases were primarily due to reduced SAIF deposit insurance premiums, lower other noninterest expense, offset by higher income taxes.

Net Interest Income
Net interest income decreased slightly for both the three and six months ended September 30, 1997 as compared to the 1996 periods.  Interest on loans receivable increased as both the average balance and yield increased.  The average balance increased from $23.2 million for the six months ended
September 30, 1996 to $24.3 million for the six months ended September 30, 1997.  Interest on other interest-earning assets decreased due primarily to a decline in the average balance from $5.7 million for 1996 to $3.9 million for 1997.  Components of interest income change from time to time based on the availability, quality and interest rates on securities, MBSs and other interest-earning assets.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Association's provision for loan losses.  As a result of this evaluation, the Association's provision for loan losses amounted to $2,000 and $3,500 for the three and six month periods ended September 30, 1996, as compared to $1,500 and $4,641 for the three and six month periods ended September 30, 1997.

Noninterest Income
Noninterest income increased from $11,000 for the three months ended September 30, 1996 to
$13,000 for the three months ended September 30, 1997.  Noninterest income decreased from
$42,000 for the six months ended September 30, 1996 to $23,000 for the six months ended
September 30, 1997.  During the six months ended September 30, 1996 the Association recognized income of $13,000 as a result of the sale of assets of the Association's data processing service bureau.
In addition, the Association recognized prepayment penalty income of $4,500 on a participation loan.

Noninterest Expense
Noninterest expense decreased from $461,000 for the three months ended September 30, 1996 to
$265,000 for the three months ended September 30, 1997.  Noninterest expense decreased from
$699,000 for the six months ended September 30, 1996 to $506,000 for the six months ended
September 30, 1997.  Compensation and benefits expense increased for the six months ended
September 30, 1997 due primarily to an increase in the ESOP plan expense.  ESOP plan expense was
$56,000 for the six months ended September 30, 1996 and $65,000 for the 1997 period.  Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock.  The Association sold two foreclosed properties held for sale in the six months ended September 30, 1997 at a net gain of $7,000.  There were no sales in the comparable
1996 period.  The 1996 periods included a special one-time SAIF deposit insurance assessment of
$167,000.  In addition, subsequent to the September 30, 1996 special SAIF assessment, the
Association's recurring SAIF premiums are assessable at a lower rate.  Professional services and other expenses decreased since the 1996 periods reflect initial filings for stock benefit plans.  Other expenses in 1997 also reflects lower industry convention expenses.

Income Taxes
Income taxes increased due to the level of earnings before income taxes.


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

Item 4 - Submission of Matters to a Vote of Security Holders

     (a)    On July 16, 1997, the Company held its Annual Meeting of Stockholders.

     (b)    At the meeting Margaret F. Smith and James H. Wilkins were elected for terms to expire in
            2000.  Lee Ellen Hogan was elected with a term to expire in 1999.

     (c)    Stockholders voted on the following matters:

            (i)  The election of the following directors of the Company:

                 DIRECTOR:                   FOR      WITHHELD

                 Margaret F. Smith         577,539      7,000
                 James H. Wilkins          577,589      6,950
                 Lee Ellen Hogan           582,059      2,500

            (ii) The ratification of the appointment of Michael Trokey & Company, P.C. as auditors for the Company for the fiscal year ended March 31, 1998:

                 VOTES:              FOR           AGAINST         ABSTAIN         NON-VOTES

                 584,539             583,939         100           500                  -

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits: none

     (b)  Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.



                    JOACHIM BANCORP, INC. AND SUBSIDIARY

                         PART II - Other Information


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOACHIM BANCORP, INC.
                                                     (Registrant)


DATE: November 5, 1997                     BY: Bernard R. Westhoff
                                                   Bernard R. Westhoff, President and
                                                   Duly Authorized Officer



                                           BY: Lee Ellen Hogan
                                                   Lee Ellen Hogan, Treasurer and
                                                   Chief Financial Officer