Form 10QSB
period 1997-12-31
JOACHIM BANCORP INC
filed 1998-02-12
CIK 1000449

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D.C.  20549



                           FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


                       Class              Outstanding January 31, 1998
Common Stock, par value $.01 per share            722,415 Shares


              JOACHIM BANCORP, INC. AND SUBSIDIARY

                           FORM 10-QSB

             FOR THE QUARTER ENDED DECEMBER 31, 1997

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


                JOACHIM BANCORP, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets
                               (Unaudited)


                                            December 31,     March 31,
    Assets                                       1997          1997

Cash and cash equivalents                         $  2,311,210  2,091,535
Certificates of deposit                              1,144,003  3,052,899
Securities held to maturity, at amortized cost
  (market value of $3,612,987 and $4,746,611,
   respectively)                                     3,619,721  4,793,178
Stock in Federal Home Loan Bank of Des Moines          288,500    288,500
Mortgage-backed securities held to maturity,
  at amortized cost (market value of $823,465
  and $820,499, respectively)                          822,912    840,127
Loans receivable, net                               25,291,566 23,771,636
Premises and equipment, net                            477,500    358,133
Foreclosed real estate held for sale, net                 -       126,104
Accrued interest receivable:
  Securities and certificates of deposit               111,202    170,483
  Mortgage-backed securities                             4,550      4,651
  Loans receivable                                     137,573    132,476
Other assets                                            20,726     26,624
     Total assets                                 $ 34,229,463 35,656,346

  Liabilities and Stockholders' Equity

Deposits                                          $ 24,027,831 24,825,297
Accrued interest on deposits                            10,724     25,137
Advances from borrowers for taxes and insurance          6,961    122,711
Other liabilities                                       61,183    143,890
Income taxes payable                                   225,552    204,842
     Total liabilities                              24,332,251 25,321,877
Commitments and contingencies
Stockholders' equity;
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; none issued and outstanding         -          -
  Common stock, $.01 par value; 5,000,000 shares
   authorized; 760,437 shares issued                     7,604      7,604
  Additional paid-in capital                         7,079,257  7,047,500
  Common stock acquired by ESOP                      (381,172)   (448,440)
  Common stock acquired by MRDP                      (252,248)   (305,615)
  Treasury stock, at cost, 38,022 shares             (544,190)       -
  Retained earnings - substantially restricted      3,987,961   4,033,420
     Total stockholders' equity                     9,897,212  10,334,469
     Total liabilities and stockholders' equity  $ 34,229,463  35,656,346

See accompanying notes to consolidated financial statements.


                  JOACHIM BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Earnings
                               (Unaudited)


                                Three Months Ended  Nine Months Ended
                                     December 31,      December 31,
                                    1997     1996      1997     1996
Interest income:
  Loans receivable             $  496,452   480,070 1,486,148 1,417,960
  Mortgage-backed securities       13,328    13,824    40,345    41,891
  Securities                       57,238    70,463   197,830   217,558
  Other interest-earning assets    56,591    65,877   167,508   230,375
   Total interest income          623,609   630,234 1,891,831 1,907,784
Interest expense on deposits      271,099   265,083   814,652   810,345
   Net interest income            352,510   365,151 1,077,179 1,097,439
Provision for loan losses           2,000     2,000     6,641     5,500
   Net interest income after
     provision for loan losses    350,510   363,151 1,070,538 1,091,939
Noninterest income:
  Loan service charges              5,418     5,198    15,165    19,736
  NOW service charges               5,162     4,944    14,493    17,030
  Gain on investment in
   data center                       -         -         -       12,668
  Other                               904     1,756     2,476     4,329
   Total noninterest income        11,484    11,898    32,134    53,763
Noninterest expense:
  Compensation and benefits       170,888   180,093   545,588   532,275
  Occupancy expense                 4,987     5,153    15,843    15,746
  Equipment and data
    processing expense             18,657    17,780    54,980    57,283
  Loss (gain) on foreclosed
    real estate, net                 -         -       (7,387)     -
  SAIF deposit insurance premium    3,882    14,503    11,663    43,693
  SAIF deposit special assessment    -         -         -      167,146
  Professional services            33,930    13,206    72,809    54,523
  Other                            33,497    27,520    75,879    87,072
   Total noninterest expense      265,841   258,255   769,375   957,738
   Earnings before income taxes    96,153   116,794   333,297   187,964
Income taxes                       35,725    40,325   124,665    61,325
   Net earnings                  $ 60,428    76,469   208,632   126,639

Basic earnings per common share  $    .09       .11       .30       .18

Diluted earnings per
  common share                   $    .09       .11       .30       .18

Dividends per common share       $   .125      .125      .375      .375


See accompanying notes to consolidated financial statements.

                  JOACHIM BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
                                (Unaudited)

                                                         Nine Months Ended
                                                            December 31,
                                                          1997      1996
Cash flows from operating activities:
  Net earnings                                     $    208,632    126,639
  Adjustments to reconcile net earnings
    to net cash provided by
    (used for) operating activities:
     Depreciation expense                                17,364     20,685
     ESOP expense                                        99,025     87,931
     MRDP expense                                        53,367     51,105
     Amortization of premiums (discounts),
     net on securities and MBS                            3,457      3,445
     Provision for loan losses                            6,641      5,500
     Loss (gain) on foreclosed real estate, net          (7,387)      -
     Decrease (increase) in:
       Accrued interest receivable                       54,285    (36,961)
       Other assets                                       5,898     55,637
     Increase (decrease) in:
       Accrued interest on deposits                     (14,413)    (7,486)
       Other liabilities                                (82,707)    (1,003)
       Income taxes payable                              20,710       -
     Other, net                                          (1,816)    (1,989)
        Net cash provided by (used for)
           operating activities                         363,056    303,503
Cash flows from investing activities:
  Loans receivable:
   Originated                                        (4,497,410)(3,572,775)
   Purchased                                               -    (1,337,688)
   Principal collections                              2,942,007  3,709,552
  Principal collections on
   mortgage-backed securities                            17,215     19,730
  Securities held to maturity -
   proceeds from maturity                             1,170,000    500,000
  Certificates of deposit:
   Purchased                                           (600,000)(2,500,000)
   Proceeds from maturity                             2,510,712  1,250,000
  Purchases of premises and equipment                  (136,731)    (6,559)
  Proceeds from sale of (additions to)
   foreclosed real estate, net                          162,323       -
        Net cash provided by (used for)
           investing activities                       1,568,116 (1,937,740)
Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                            (797,466)(1,580,425)
   Advances from borrowers for taxes and insurance     (115,750)   (80,671)
  Purchase of treasury stock                           (544,190)      -
  Cash dividends                                       (254,091)  (264,984)
        Net cash provided by (used for)
           financing activities                      (1,711,497)(1,926,080)
        Net increase (decrease) in cash
          and cash equivalents                          219,675 (3,560,317)
Cash and cash equivalents at beginning of period      2,091,535  5,384,802
Cash and cash equivalents at end of period         $  2,311,210  1,824,485
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest on deposits                            $    829,065    817,831
   Income taxes                                         103,675     24,000
Real estate acquired in settlement of loans        $     28,832    100,816

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

(2)On December 29, 1997, Joachim Bancorp, Inc. (Company) entered into a definitive merger agreement (Agreement) with First State Bancshares, Inc. (First State) pursuant to which the Company will be merged into First State and the Company's wholly-owned subsidiary, Joachim Federal
  Savings and Loan Association, will be merged into First State's wholly-owned subsidiary, First State Community Bank. The Agreement provides that each share of the Company's common stock will be exchanged for $17.25 in cash.

Options to purchase shares of the Company's common stock granted pursuant to its 1996 Stock Option Plan will be canceled as of the effective date of the merger. In lieu thereof the holders of such options will be paid $4.9375 for each share of the Company's common stock the holder of the option formerly had the right to purchase.
Unvested restricted shares of the Company's common stock granted pursuant to its 1996 Management Recognition and Development Plan will be canceled as of the effective date of the merger. In lieu thereof the holders of such shares will be paid $17.25 for each share.

Pursuant to the Agreement, the Company has agreed to pay First State a termination fee of $500,000 in the event the Agreement is terminated under certain conditions. Consummation of the merger is subject to several conditions, including receipt of applicable regulatory approval, completion of due diligence by First State and approval by the Company's stockholders.

(3)In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure."
  The Statements supersede APB Opinion No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share. The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997. Following is a summary of basic and diluted earnings per common share for the three and nine months ended December 31, 1997 and the three and nine months ended December 31, 1996, as restated, under SFAS No. 128:

                                  Three Months Ended      Nine Months Ended
                                      December 31,        December 31,
                                     1997      1996      1997    1996

Net earnings                         $     60,428    76,469   208,632 126,639

Weighted-average shares - Basic EPS       683,177   712,230   685,912 709,988
Stock options under treasury
  stock method                             14,021     9,178    14,021   9,178
Weighted-average shares - Diluted EPS     697,198   721,408   699,933 719,166

Basic earnings per common share      $        .09       .11       .30     .18

Diluted earnings per common share    $        .09       .11       .30     .18


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

Asset and Liability Management and Market Risk

The Association's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, securities and MBS and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Association, as other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

The Association does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Association is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Association is subject to interest rate risk. Quantitative and qualitative disclosures about market risk are discussed in the following paragraphs.

The Association's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Association has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Association has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.
In particular, the Association's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination of adjustable-rate mortgage (ARM) loans for retention in its portfolio and the purchase of shorter-term securities. The
Association relies on retail deposits as its primary source of funds.
Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Association promotes transaction accounts and one- to three-year certificates of deposit. Management does not anticipate that either financial objectives, strategies or instruments used to reduce its interest rate risk exposure will change significantly in the near future.



The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts).
Loans, deposits, and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions. Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding
2% of the present value of its assets. This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis
(the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

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

During November, 1997, the Office of Thrift Supervision (OTS) lowered the liquidity requirement for savings institutions from 5% to 4% of its liquidity base. The Association's liquidity ratio exceeded the regulatory requirement at December 31, 1997.

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

The Association is required to maintain certain minimum capital requirements under OTS regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators which, if undertaken, could have a direct material effect on the Association's financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors.

The Association's actual and required capital amounts and ratios at December 31, 1997 are summarized as follows:


                                     Minimum Required   Minimum Required
                                     for Capital to be "Well Capitalized"
                                         Actual             Adequacy

                                     Amount Ratio  Amount Ratio  Amount Ratio
                                              (Dollars in Thousands)
Consolidated stockholders' equity   $   9,897
Stockholders' equity of Company     $  (1,995)

Tangible capital                    $   7,902 24.2% $  490 1.5%

General valuation allowance         $      75

Total capital to risk-weighted
  assets                            $   7,977 48.4% $1,320 8.0% $ 1,650 10.0%

Tier 1 capital to risk
 weighted-assets                    $   7,902 47.9% $  660 4.0% $   990  6.0%

Tier 1 capital to total assets      $   7,902 24.2% $  979 3.0% $ 1,632  5.0%


Commitments to originate adjustable-rate and fixed-rate mortgage loans at December 31, 1997 were approximately $271,000 and $21,000, respectively.

Financial Condition
Maturing certificates of deposit and securities and principal collections on loans were used to fund purchase of treasury shares, loan originations and deposit account withdrawals. Premises and equipment increased due to remodeling costs. Foreclosed real estate held for sale was sold during the quarter ended June 30, 1997 at a net gain of $7,387. Accrued interest receivable decreased due to a substantial decrease in certificates of deposit and securities. Accrued interest on deposits decreased as a result of timing of interest paid on transaction accounts. Advances from borrowers for taxes and insurance decreased due to seasonal factors. Real estate taxes are paid on behalf of borrowers in December of each year. Other liabilities decreased due to the timing of payment of certain accrual items.

Asset Quality
Loans are generally placed on a nonaccrual status when contractually delinquent more than ninety days. Nonaccrual loans amounted to $73,000, or .29% of net loans receivable, at December 31, 1997.

Following is a summary of activity in the allowance for loan losses:

Balance at March 31, 1997       $ 74,285
  Charge-offs                     (5,798)
  Recoveries                          74
  Provision for loan loss          6,641
Balance at December 31, 1997    $ 75,202

                          Results of Operations

Net Earnings
Net earnings decreased from $76,000 for the three months ended December 31, 1996 to $60,000 for the three months ended December 31, 1997. Net earnings increased from $127,000 for the nine months ended December 31, 1996 to $209,000 for the nine months ended December 31, 1997. The increase in earnings for the nine month period ended December 31, 1997 was due primarily to the $167,000 special one-time SAIF assessment expensed in the nine months ended December 31, 1996. In addition to having no comparable assessment expensed in the nine months ended December 31, 1997, recurring SAIF deposit insurance premiums were reduced. These increases to net earnings for the nine months ended December 31, 1997 were partially offset by higher income taxes and lower net interest income and noninterest income.

Net Interest Income
Net interest income decreased for both the three and nine months ended December 31, 1997 as compared to the 1996 periods as the proportion of net interest-earning assets over interest-bearing liabilities decreased. Interest on loans receivable increased as both the average balance and yield increased. The average balance increased from $23.5 million for the nine months ended December 31, 1996 to $24.5 million for the nine months ended December 31, 1997. Interest on other interest-earning assets decreased due primarily to a decline in the average balance from $5.3 million for 1996 to $3.8 million for 1997. Components of interest income change from time to time based on the availability, quality and interest rates on securities, MBSs and other interest-earning assets.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Association's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Association's provision for loan losses. As a result of this evaluation, the Association's provision for loan losses amounted to $2,000 and $7,000 for the three and nine month periods ended December 31, 1997, as compared to $2,000 and $6,000 for the three and nine month periods ended December 31, 1996.

Noninterest Income
Noninterest income decreased from $54,000 for the nine months ended December 31, 1996 to $32,000 for the nine months ended December 31, 1997. During the nine months ended December 31, 1996 the Association recognized income of $13,000 as a result of the sale of assets of the Association's data processing service bureau. In addition, the Association recognized prepayment penalty income of $4,500 on a participation loan.

Noninterest Expense
Noninterest expense increased from $258,000 for the three months ended December 31, 1996 to $266,000 for the three months ended December 31, 1997. Noninterest expense decreased from $958,000 for the nine months ended December 31, 1996 to $769,000 for the nine months ended December 31, 1997. Compensation and benefits expense increased for the nine months ended December 31, 1997 due primarily to higher salary levels and an increase in the ESOP plan expense, offset by lower retirement plan expense. ESOP plan expense was $88,000 for the nine months ended December 31, 1996 and $99,000 for the 1997 period. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock. The Association sold two foreclosed properties held for sale in the nine months ended December 31, 1997 at a net gain of $7,000. There were no sales in the comparable 1996 period. A special one-time SAIF deposit insurance assessment of $167,000 was expensed in the nine months ended December 31, 1996, which recapitalized the fund. Subsequent to the special SAIF assessment, the Association's recurring SAIF premiums are assessable at a substantially lower rate. Professional services for the three and nine months ended December 31, 1997, increased as a result of additional costs of reviewing the strategic options of the Company, and evaluating the proposed merger of the Company.

Income Taxes
Income taxes increased due to the level of earnings before income
taxes.                  JOACHIM BANCORP, INC. AND SUBSIDIARY

                       PART II - Other Information


Item 1 - Legal Proceeding

   There are no material legal proceedings to which the Company or the Association is a party or of which any of their property is subject. From time to time, the Association is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

   None.

Item 3 - Defaults upon Senior Securities

   Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

   None.

Item 5 - Other Information

   None.

Item 6 - Exhibits and Reports on Form 8-K.

   (a) Exhibits: none

   (b) Reports on Form 8-K: On December 29, 1997, Form 8-K was filed with the Securities and Exchange Commission as a result of the Company entering into a definitive merger agreement with First State Bancshares, Inc.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JOACHIM BANCORP, INC.
                                     (Registrant)


DATE: February 9, 1998          BY: Bernard R. Westhoff
                                   Bernard R. Westhoff, President and
                                   Duly Authorized Officer



                              BY: Lee Ellen Hogan

                                   Lee Ellen Hogan, Treasurer and
                                   Chief Financial Officer